Form 10QSB
period 2000-06-30
CASTPRO COM INC
filed 2000-08-14
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2000


                           Commission File No: 0-30583


                                CASTPRO.COM. INC.
                                -----------------
        (Exact Name of small business issuer as Specified in its Charter)


         Nevada                                         95-4774766
--------------------------------           ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation)

         11300 West Olympic Boulevard, Suite 730, Los Angeles, Ca. 90064
        ----------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (310) 231-7066
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                  Yes      X                                 No
                      --------------                            --------------

The number of shares of issuers Common Stock, par value .001, outstanding as of June 30, 2000 was 9,898,500 shares.

                                     PART I
                              FINANCIAL INFORMATION


Item 1            Financial Statements.



                        CASTPRO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------

                                       And

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

                         June 30, 2000 and June 30, 1999
                         -------------------------------

                        CASTPRO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                                TABLE OF CONTENTS

                         June 30, 2000 and June 30, 1999
                         -------------------------------





                                                              Page

Independent Accountant's Review Report                        F-1


Consolidated Balance Sheet                                    F-2


Consolidated Statement of Operations
and Accumulated Deficit                                    F-3 - F-4


Consolidated Statement of Cash Flows                       F-5 - F-6


Consolidated Statement of Stockholders' Equity             F-7 - F-8


Notes to Consolidated Financial Statements                 F-9 - F-12

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------

To The Stockholders' and Board of Directors
CASTPRO.COM, Inc. and Subsidiary

Los Angeles, CA 90064


We have reviewed the accompanying consolidated balance sheet of Castpro.com, Inc. and Subsidiary (a development stage company) as of June 30, 2000, and the related consolidated statements of operations and accumulated deficit, and consolidated cash flows for the six months ended June 30, 2000 and six months ended June 30, 1999, as well as the quarter ended June 30, 2000 and the quarter ended June 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Castpro.com, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/Brad B. Haynes
-----------------
   Brad B. Haynes
Los Angeles, California
August 7, 2000

                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  June 30, 2000
                                  -------------

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                                 $ 67,113
   Accounts receivable                                                    38,310
   Prepaid expenses                                                        2,432
              Total Current Assets                                      $107,855

PROPERTY AND EQUIPMENT
   (Net of $83,002 depreciation)                                         580,271

OTHER ASSETS
   Security deposits                                                      33,322
   Other assets                                                            1,194
                                                                        --------
              Total Other Assets                                          34,516
                                                                        --------
                           TOTAL ASSETS                                 $722,642



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accrued expenses payable                                              21,560
   Payroll taxes payable                                                 14,279
   Income tax payable                                                       800
                                                                    -----------
              Total Current Liabilities                                  36,639

STOCKHOLDERS' EQUITY
   Capital Stock, authorized; 100,000,000
        shares of Common Stock @ .001,
        issued and outstanding 9,898,500                                  9,899
   Additional paid-in capital                                         1,513,001
   Accumulated deficit during development stage                        (836,897)
                                                                    -----------
              Total Stockholders' Equity                                686,003
                                                                    -----------

                           TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY                     $   722,642



              See accountant's review report and accompanying notes


                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
          ------------------------------------------------------------

                                 For the Periods
                                 ---------------

                                                                                                    January 12, 1999
                                                Six Months Ended          Six Months Ended       (Date of Inception)
                                                   June 30, 2000             June 30, 1999          to June 30, 2000
                                                   -------------             -------------          ----------------

REVENUES                                          $    60,985                $         0                $    60,985

EXPENSES
   General, Sales and
   Administrative Expenses                            598,832                          0                    896,282
                                                  -----------                -----------                -----------


(LOSS) FROM OPERATIONS                               (537,847)                         0                   (835,297)

PROVISION FOR INCOME TAXES                                800                          0                      1,600
                                                  -----------                -----------                -----------

NET LOSS                                             (538,647)                         0                   (836,897)

ACCUMULATED LOSS
DURING THE DEVELOPMENT STAGE -
beginning                                            (298,250)                         0                          0
                                                  -----------                -----------                -----------


ACCUMULATED LOSS
DURING THE DEVELOPMENT STAGE - end                $  (836,897)               $         0                $  (836,897)
                                                  -----------                -----------                -----------


BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                 9,848,500                          0                  9,848,500
                                                  -----------                -----------                -----------


BASIC LOSS PER COMMON SHARE                       $      (.05)               $         0                $      (.08)
                                                  -----------                -----------                -----------


DILUTED LOSS PER COMMON SHARE                     $      (.05)               $         0                $      (.08)
                                                  -----------                -----------                -----------

              See accountant's review report and accompanying notes
                                      F-3


                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
          ------------------------------------------------------------

                                 For the Periods
                                 ---------------

                                                                      Three Months Ended       Three Months Ended
                                                                           June 30, 2000            June 30, 1999
                                                                           -------------              -------------


REVENUES                                                                  $    59,485                 $         0


EXPENSES
   General, Sales and Administrative Expenses                                 323,301                           0
                                                                          -----------                 -----------


(LOSS) FROM OPERATIONS                                                       (263,816)                          0


PROVISION FOR INCOME TAXES                                                        800                           0


NET LOSS                                                                     (264,616)                          0

ACCUMULATED LOSS DURING THE DEVELOPMENT STAGE - beginning                    (572,281)                          0
                                                                          -----------                 -----------


ACCUMULATED LOSS DURING THE DEVELOPMENT STAGE - end                       $  (836,897)                $         0


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING                                                                 9,848,500                           0


BASIC LOSS PER COMMON SHARE                                               $      (.02)                $         0


DILUTED LOSS PER COMMON SHARE                                             $      (.02)                $         0


              See accountant's review report and accompanying notes
                                      F-4


                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                 For the Periods
                                 ---------------

                                                                                                         January 12, 1999
                                                      Six Months Ended        Six Months Ended        (Date of Inception)
                                                         June 30, 2000           June 30, 1999           to June 30, 2000
                                                         -------------           -------------           ----------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                 $(538,647)                      $0                 $(836,897)

   Adjustments to reconcile Net Loss:
        To Net Cash Used By
          Operating Activities
        Depreciation                                           50,705                        0                    83,002
        Stock Issued for Services                                   0                        0                     8,000
                                                                    -                        -                     -----
              Total Adjustments                                50,705                        0                    91,002

(INCREASE) DECREASE IN ASSETS
   Accounts Receivable                                        (38,310)                       0                   (38,310)
   Prepaid Expenses                                            41,692                        0                    (2,432)
   Deposits                                                    69,922                        0                   (33,322)
   Other Assets                                                   239                        0                    (1,194)

INCREASE (DECREASE) IN LIABILITIES
   Accrued Expenses                                             4,768                        0                    21,560
   Payroll Taxes Payable                                       10,071                        0                    14,279
   Income Taxes Payable                                             0                        0                       800
                                                                    -                        -                       ---

NET CASH USED BY OPERATING ACTIVITIES                        (399,560)                       0                  (784,514)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Fixed Assets                                  (349,270)                       0                  (658,373)

CASH FLOWS FROM  FINANCING  ACTIVITIES
Funds  received by issuing  note payable
   (converted to equity)                                      685,000                        0                 1,510,000
                                                              -------                                          ---------

NET CASH (USED BY) ALL ACTIVITIES                             (63,830)                       0                     67,113

CASH - Beginning                                              130,943                        0                         0
                                                              -------                                          ---------

CASH - End                                                    $67,113                       $0                 $  67,113

SUPPLEMENTAL CONSOLIDATED
CASH FLOWS INFORMATION

Income Tax                                                        $  0                      $0                 $       0
                                                                     -                       -                         -
Interest                                                          $132                      $0                 $        0
                                                                    --                       -                         -

              See accountant's review report and accompanying notes
                                      F-5


                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                 For the Periods
                                 ---------------

                                                                      Three Months Ended               Three Months Ended
                                                                           June 30, 2000                    June 30, 1999
                                                                           -------------                    -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                                   $(264,616)                               $0

   Adjustments to reconcile Net Loss:
        To Net Cash Used By Operating
        Activities
        Depreciation                                                             31,928                                 0
                                                                                 ------                                 -
              Total Adjustments                                                  31,928                                 0

(INCREASE) DECREASE IN ASSETS
   Accounts Receivable                                                          (38,310)                                0
   Prepaid Expenses                                                              23,126                                 0
   Deposits                                                                           0                                 0
   Other Assets                                                                     120

INCREASE (DECREASE) IN LIABILITIES
   Accrued expenses                                                             (17,462)                                0
   Payroll taxes payable                                                          6,086                                 0
                                                                                  -----                                 -

NET CASH USED BY OPERATING ACTIVITIES                                            259,128                                0

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Fixed Assets                                                     (73,213)                                0

CASH FLOWS FROM FINANCING ACTIVITIES
   Funds received by issuing note payable (converted to
   equity)                                                                       50,000                                 0
                                                                                 ------                                 -

NET CASH (USED BY) ALL ACTIVITIES                                              (282,341)                                0

CASH - Beginning                                                                349,454                                 0

CASH - End                                                                      $67,113                                $0
                                                                                   ----                                 -

SUPPLEMENTAL CONSOLIDATED
CASH FLOWS INFORMATION

Income Tax                                                                            $0                               $0
                                                                                       -                                -
Interest                                                                             $66                               $0

              See accountant's review report and accompanying notes



                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

      For The Period January 12, 1999 (Date of Inception) to June 30, 2000
      --------------------------------------------------------------------




                                                                                                     Accumulated
                                                                                    Additional     Deficit During       Total
                                                  Common Stock                         Paid-In        Development     Stockholders'
                                             Shares         Par Value     Amount       Capital          Stage          Equity
                                             ------         ---------     ------       -------          -----          ------

January 12, 1999                                --              --           --          --               --                 --

December 31, 1999
   Issuance of Common Shares              8,000,000           .001       $8,000          --               --             $8,000

April 4, 1999
Contribution by LLC
principal of fixed assets                                                             4,900                               4,900

December 31, 1999
   Recapitalization/reorganization          388,500           .001          389        (389)                                 --

December 31, 1999
Conversion of debt to Common Stock          825,000           .001          825     824,175                             825,000

December 31, 1999
Accumulated deficit
during development stage                                                                            (298,250)          (298,250)
                                        -----------     ----------  -----------   ---------    --------------     ----------------

Balance December 31, 1999                 9,213,500           .001       $9,214    $828,686        $(298,250)          $539,650



              See accountant's review report and accompanying notes



                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

 For The Period January 12, 1999 (Date of Inception) to June 30, 2000 continued
 ------------------------------------------------------------------------------


                                                                                                    Accumulated
                                                                                    Additional     Deficit During       Total
                                                  Common Stock                         Paid-In        Development     Stockholders'
                                             Shares         Par Value     Amount       Capital          Stage          Equity
                                             ------         ---------     ------       -------          -----          ------

March 31, 2000
Conversion of debt to
   Common Stock                           635,000              .001        635        634,365                           635,000

March 31, 2000
   Accumulated deficit
   during development stage                                                                            (274,031)       (274,031)
                                      -----------        ----------  ---------     ----------    --------------     ------------

Balance March 31, 2000                  9,848,500              .001     $9,849     $1,463,051         $(572,281)       $900,619

June 30, 2000
   Conversion of debt
   to Common Stock                         50,000              .001         50         49,950                            50,000

June 30, 2000
   Accumulated deficit
   during development stage
                                                                                                       (264,616)       (264,616)
                                      -----------        ----------  ---------     ----------    --------------     ------------

Balance June 30, 2000                   9,898,500              .001     $9,899     $1,513,001         $(836,897)       $686,003



              See accountant's review report and accompanying notes

                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                         June 30, 2000 and June 30, 1999
                         -------------------------------


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -----------------------------------------------------------

    Formation and Description of Business
    -------------------------------------

    Quinntal, International, LLC (California Incorporated) was formed on January 12, 1999. The LLC changed its name to CASTPRO.COM, LLC on August 6, 1999. Effective December 31, 1999 the shareholders of LLC exchange 400 shares of LLC (representing 100% of all shares) for 8,000,000 shares of Deep Earth, Inc. formerly Engineering Services, Inc. (a Nevada corporation). At the time of the business combination Deep Earth, Inc. was an active public shell and had no assets or liabilities. Since the former controlling shareholders of the LLC controlled Deep Earth, Inc. after the business combination, the transaction has been accounted for as a reverse acquisition. Immediately prior to the business combination, Deep Earth, Inc. had 388,500 shares outstanding. Simultaneous with the closing of the business combination, $825,000 of related party debt was exchanged for 825,000 shares of common stock of CASTPRO.COM, INC. Deep Earth, Inc. changed its name to CASTPRO.COM, INC. on December 31, 1999. CASTPRO.COM, INC. is a provider of live, on-location digital webcast productions for corporations and major event marketeers. The Company specializes in streaming media production of concerts, tradeshows, interviews, sporting events and movie premiers. The Company also produces streaming media for key business-related events such as shareholders meetings, press release and earnings announcements, product launches and training sessions. The Company is a development stage company and has not as yet generated any significant revenues.

    Principles of Consolidation
    ---------------------------

    The Consolidated Financial Statements include the accounts of CASTPRO.COM, INC. and its wholly owned subsidiary CASTPRO.COM, LLC. All significant intercompany transactions and balances have been eliminated for the quarter ended June 30, 2000 and the quarter ended June 30, 1999. The year end selected was December 31st.

    Cash Equivalents
    ----------------

    Cash equivalents consist of funds invested in money market accounts and investments with a maturity of three months or less when purchased. There were no cash equivalents for the quarter ended June 30, 2000 and for the quarter ended June 30, 1999.

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

    Issuance of Shares for Service
    ------------------------------

    Valuation of shares for services is based on the estimated fair market value of the services performed.

                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
              ----------------------------------------------------

                         June 30, 2000 and June 30, 1999
                         -------------------------------


    Income Taxes
    ------------

    The Company's uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at June 30, 2000 and June 30, 1999.

2.  PROPERTY AND EQUIPMENT
    ----------------------
    Property and Equipment are stated at cost or fair values at the date of acquisition and, in the case of equipment under capital lease, the present value of minimum lease payments. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

              Equipment and Computers                5 years

              Leasehold Improvements                 5 years (term of lease)
              Furniture, Fixtures and Equipment      5 years

    Depreciation expense for the quarter ended June 30, 2000 was 31,928 and for the quarter ended June 30, 1999 was zero.

    Property and equipment consists primarily of computers and communication equipment. The recorded amount of property and equipment capitalized and the related accumulated depreciation is as follows:

        Mobile production unit                            $357,198
        Computer equipment                                 104,524
        Production equipment                                98,504
        Office equipment                                    16,338
        Software                                            14,554
        Other equipment                                     35,482
        Furniture and fixtures                              22,138
        Phone system                                         3,444
        Security system                                      4,195
        Truck                                                1,900
        Leasehold improvements                               4,996
                                                          --------

              Total property and equipment                $663,273
              Less: accumulated depreciation                83,002
                                                          --------

                     PROPERTY AND EQUIPMENT (NET)         $580,271
                                                          --------

                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
              ----------------------------------------------------

                         June 30, 2000 and June 30, 1999
                         -------------------------------


3.  RELATED PARTY TRANSACTIONS
    --------------------------

    A  related  party  investor   exchanged   $50,000  of  debt  for  50,000  of
CASTPRO.COM, INC. shares valued at $1 per share at June 30, 2000.

4.  ADVERTISING
    -----------

    Advertising is expensed as incurred.


5.  LEASE COMMITMENTS
    -----------------

    Operating Lease
    ---------------

    The Company utilizes corporate office space in Los Angeles, California currently under lease by CASTPRO.COM, a California LLC, from the lessor M.P.I. LTD. The five year lease calls for minimum monthly payments of $5,297.20 on 2,788 rental square feet and expires on September 14, 2004. The Company has paid a security deposit of $29,274. Rent expense for the quarter ended June 30, 2000 was $16,964 and for the quarter ended June 30, 1999 was zero.

    Future minimum lease payments associated with the lease described herein, including rent increase of 2.6% per year:

              Year Ended June 30
              ------------------
                     2000                          $31,783
                     2001                           65,727
                     2002                           67,400
                     2003                           69,073
                     2004                           49,766
                                                  --------
                     TOTAL                        $283,749
                                                  --------

    The Company utilized warehouse space in Los Angeles, California currently under lease by CASTPRO.COM, INC., a California corporation. From Off Broadway Partners, a California General Partnership, the three year lease calls for minimum monthly payments of $1,761.40 on approximately 2,985 square feet and expires on December 31, 2002. The Company has paid a security deposit of $3,522.80. Rent expense for the quarter ended June 30, 2000 was $5,284 and for the quarter ended June 30, 1999 was zero.

    Future minimum lease payments associated with the lease described herein:

              Year Ended June 30
              ------------------
                     2000                          $10,568
                     2001                           21,136
                     2002                           21,136
                                                  --------
                     TOTAL                         $52,840
                                                  --------
                                      F-11

                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

                         June 30, 2000 and June 30, 1999
                         -------------------------------


6.  SUBSEQUENT EVENTS
    -----------------

    On July 14, 2000, the Board of Directors of the Company declared a 3 for 1 forward stock split, effective July 21, 2000 for shareholders of record on July 17, 2000. As of July 21, 2000, there are 29,695,500 shares outstanding.

Item 2            Management's Discussion and Analysis or Plan of Operations


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:


                                    THREE MONTHS                  SIX MONTHS
                                    ENDED JUNE 30,             ENDED JUNE 30,
                                    2000             1999              2000             1999
                                    ------           ------            -------          ------
Net sales                            $59,485         $   0              $60,985           $   0

Cost of sales

                                    -------          ------            -------          ------
Gross profit                          59,485             0               60,985              0

Administrative and

  general expenses                   323,235
Development expense

Loss from operations                (263,750)           --             (537,715)             --
Interest expense                          66            --                  132
                                    ----------                ------                  ---------

Income (loss) before

  income taxes                      (263,816)           --             (537,847)             --
Provision for

  income taxes                           800            --                  800              --
                                   ----------                 ------                   --------
Net income (loss)                  $(264,616)          $ 0            $(538,647)            $ 0
                                   =========         =====             ========            ====

THREE MONTHS ENDED MARCH 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30,1999.

RESULTS OF OPERATIONS

The Company incurred a net loss of $(264,616) for the period ended June 30, 2000 as compared to a net loss of $0 for the period ended June 30, 1999. This loss represents a loss from operations of $(264,616) and $0 for the period ended June 30, 2000 and 1999, respectively. The net loss also includes interest expense and other finance charges totaling $66 and $0 for the period ended June 30, 2000 and 1999, respectively.

Total revenues for the period ended June 30, 2000 were $59,485 as compared to $0 for the period ended June 30, 1999. This represents an increase in revenues of $59,485 over the same period in the prior year.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended June 30, 2000, total operating expenses were $323,301. For the period ended June 30, 1999, total operating expenses were $0. This represents a $323,301 increase over the same period in the prior year.

General and administrative expenses for the period ended June 30, 2000 was $323,235 as compared to $0 for the period ended June 30, 1999. This represents an increase of $323,235 over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

SIX MONHTS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999.

RESULTS OF OPERATIONS

The Company incurred a net loss of $(538,647) for the period ended June 30, 2000 as compared to a net loss of $0 for the period ended June 30, 1999. This loss represents a loss from operations of $(538,647) and $0 for the period ended June 30, 2000 and 1999, respectively. The net loss also includes interest expenses and other finance charges totaling $132 and $0 for the period ended June 30, 2000 and 1999, respectively.

Total revenues for the period ended June 30, 2000 were $60,985 as compared to $0 for the period ended June 30, 1999. This represents an increase in revenues of $60,985 over the same period in the prior year.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended June 30, 2000, total operating expenses were $598,332. For the period ended June 30, 1999, total operating expenses were $0. This represents a $598,332 increase over the same period in the prior year.

General and administrative expenses for the period ended June 30, 2000 was $598,700 as compared to $0 for the period ended June 30, 1999. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalents of $67,113 as compared to cash and cash equivalents of $0 as of March 31, 1999. At June 30, 1999, the Company had a working capital (total current assets in excess of total current liabilities) of $0 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $71,216 as of June 30, 2000. Net cash used in operating activities was $399,560 for the period ended June 30, 2000 and $0 for the period ended June 30, 1000. The principal use of cash for the period ended June 30, 2000 was to fund the net loss from operations for the period. The Company borrowed a total of $685,000 from March 31,1999 through June 30, 2000. All such, debt was converted into 685,000 shares of the Company's common stock, and this was used to fund the net loss from operations, as well as to purchase equipment.

Net cash from financing activities was $685,000 for the period ended June 30, 2000 as compared to $0 for the period ended June 30, 1999.

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings.
                  None.

Item 2.           Changes in Securities.
                  Not Applicable.

Item 3.           Defaults Upon Senior Securities
                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  None.

Item 5.           Other Information.
                  On July 14, 2000, the Board of Directors of the Company declared a 3 for 1 forward stock split, effective July 21, 2000 for shareholders of record on July 17, 2000. As of July 21, 2000, there are 29,695,500 shares outstanding.

Item 6.           Exhibit and Reports on Form 8-K

                  A.       Exhibits:
                           None.
                  B.       Reports on Form 8-K:
                           None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CASTPRO.COM, INC.
                                -----------------
                                   Registrant

Date:    August 10, 2000        By: /S/ Corey K. Quinn
                                    ------------------
                                        Corey K. Quinn, President and C.E.O.