Form 10QSB
period 2000-09-30
CASTPRO COM INC
filed 2000-11-20
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000


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

The number of shares of issuers Common Stock, par value .001, outstanding as of September 30, 2000 was 29,645,500 shares.

                                     PART I
                              FINANCIAL INFORMATION


Item 1            Financial Statements.



                        CASTPRO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 INDEPENDENT ACCOUNTANT'S INTERIM REVIEW REPORT

                                       And

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and September 30, 1999

                        CASTPRO.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                    September 30, 2000 and September 30, 1999
                    -----------------------------------------

                                                                    Page
                                                                    ----

Independent Accountant's Review Report                               F-1


Consolidated Balance Sheet                                           F-2


Consolidated Statement of Operations and Accumulated Deficit      F-3 - F-4


Consolidated Statement of Stockholders' Equity                    F-5 - F-6


Consolidated Statement of Cash Flows                              F-7 - F-8


Notes to Consolidated Financial Statements                        F-9 - F-12

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------

To The Stockholders' and Board of Directors
CASTPRO.COM, Inc. and Subsidiary

Los Angeles, CA 90064


We have reviewed the accompanying consolidated balance sheet of Castpro.com, Inc. and Subsidiary (a development stage company) as of September 30, 2000, and the related consolidated statements of operations and accumulated deficit, and consolidated cash flows for the nine months ended September 30, 2000 and three months ended September 30, 1999, as well as the quarter ended September 30, 2000 and the quarter ended September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Castpro.com, Inc.

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

Los Angeles, California
November 8, 2000

                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                               September 30, 2000
                               ------------------

                                     ASSETS
                                     ------

CURRENT ASSETS

   Cash                                                                 $ 20,224
   Accounts receivable                                                    42,937
   Prepaid expenses                                                          167
                                                                    -----------
              Total Current Assets                                      $ 63,328
                                                                    ===========

PROPERTY AND EQUIPMENT

   (Net of $116,897 depreciation)                                        558,269

OTHER ASSETS

   Deposits                                                               34,217
                                                                    -----------

                 TOTAL ASSETS                                           $655,814
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                      28,846
   Accrued expenses payable                                              59,869
   Payroll taxes payable                                                 42,190
   Related party notes payable                                           77,250
   Income tax payable                                                       800
                                                                    -----------
              Total Current Liabilities                                 208,955
                                                                    ===========

STOCKHOLDERS' EQUITY

   Capital Stock, authorized; 100,000,000
        shares of Common Stock @ .001,
        issued and outstanding 29,695,500                                29,696
   Additional paid-in capital                                         1,493,204
   Accumulated deficit during development stage                      (1,076,041)
                                                                    ------------
              Total Stockholders' Equity                                446,859
                                                                    ============

                 TOTAL LIABILITIES AND

                           STOCKHOLDERS' EQUITY                     $   655,814
                                                                    -----------



              See accountant's review report and accompanying notes


                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
          ------------------------------------------------------------

                                 For the Periods
                                 ---------------

                                                                                                            January 12, 1999
                                                   Nine Months Ended          Nine Months Ended            (Date of Inception)
                                                  September 30, 2000         September 30, 1999          to September 30, 2000
                                                  ------------------         ------------------          ---------------------

REVENUES                                        $    152,301                    $          0                    $    152,301


EXPENSES

      General, Sales and

      Administrative Expenses                        929,292                          59,920                       1,226,742
                                                ------------                    ------------                    ------------


(LOSS) FROM OPERATIONS                              (776,991)                        (59,920)                     (1,074,441)


PROVISION FOR INCOME TAXES                               800                             800                           1,600
                                                ------------                    ------------                    ------------

NET LOSS                                            (777,791)                        (60,720)                     (1,076,041)


ACCUMULATED LOSS
DURING THE DEVELOPMENT STAGE -
beginning                                           (298,250)                              0                               0
                                                ------------                    ------------                    ------------


ACCUMULATED LOSS
DURING THE DEVELOPMENT STAGE - end              $ (1,076,041)                   $    (60,720)                   $ (1,076,041)
                                                ------------                    ------------                    ------------


BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING               14,957,734                               0                      14,957,734
                                                ------------                    ------------                    ------------


BASIC LOSS PER COMMON SHARE                     $       (.05)                   $          0                    $       (.07)
                                                ------------                    ------------                    ------------


DILUTED LOSS PER COMMON SHARE                   $       (.05)                   $          0                    $       (.07)
                                                ------------                    ------------                    ------------



              See accountant's review report and accompanying notes


                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
          ------------------------------------------------------------

                                 For the Periods
                                 ---------------

                                                                      Three Months Ended             Three Months Ended
                                                                      September 30, 2000            September 30, 1999
                                                                      ------------------            ------------------


REVENUES                                                                 $     92,816                $          0


EXPENSES

   General, Sales and Administrative Expenses                                 331,160                      59,920
                                                                         ------------                ------------


(LOSS) FROM OPERATIONS                                                       (238,344)                    (59,920)


PROVISION FOR INCOME TAXES                                                        800                         800


NET LOSS                                                                     (239,144)                    (60,720)


ACCUMULATED LOSS DURING THE DEVELOPMENT STAGE - beginning
                                                                             (836,897)                          0
                                                                         ------------                ------------


ACCUMULATED LOSS DURING THE DEVELOPMENT STAGE - end
                                                                         $ (1,076,041)               $    (60,720)
                                                                         ------------                ------------


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING                                                                25,076,200                           0
                                                                         ------------                ------------


BASIC LOSS PER COMMON SHARE                                              $       (.01)               $          0
                                                                         ------------                ------------


DILUTED LOSS PER COMMON SHARE                                            $       (.01)               $          0
                                                                         ------------                ------------





              See accountant's review report and accompanying notes




                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

    For The Period January 12, 1999 (Date of Inception) to September 30, 2000
    -------------------------------------------------------------------------

                                                                                                      Accumulated
                                                Common   Stock                        Additional     Deficit During      Total
                                                --------------                         Paid-In         Development    Stockholders'
                                            Shares      Par Value       Amount         Capital           Stage           Equity
                                            ------      ---------       ------         -------           -----           ------

January 12, 1999                                --           --           --              --              --                --

December 31, 1999
   Issuance of Common Shares              8,000,000        .001         $8,000            --              --            $  8,000

April 4, 1999
Contribution by LLC
   principal of fixed assets                                             4,900                           4,900

December 31, 1999
   Recapitalization/reorganization          388,500        .001            389            (389)                             --

December 31, 1999
Conversion of debt to Common Stock          825,000        .001            825         824,175                           825,000

December 31, 1999
Accumulated deficit
   during development stage                                                           (298,250)       (298,250)
                                         ----------   ----------    ----------      ----------      ----------        ----------

Balance December 31, 1999                 9,213,500        .001         $9,214        $828,686       $(298,250)         $539,650




              See accountant's review report and accompanying notes



                        CASTPRO.COM, INC. and Subsidiary
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

    For The Period January 12, 1999 (Date of Inception) to September 30, 2000
                                   continued
------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                Common   Stock                        Additional     Deficit During      Total
                                                --------------                         Paid-In         Development    Stockholders'
                                            Shares      Par Value       Amount         Capital           Stage           Equity
                                            ------      ---------       ------         -------           -----           ------

March 31, 2000
Conversion of debt
   to Common Stock                          635,000        .001            635         634,365                           635,000

March 31, 2000
Accumulated deficit during
   development stage                                                                                    (274,031)       (274,031)
                                         ----------   ----------    ----------      ----------        ----------      ----------

Balance March 31, 2000                    9,848,500         001     $    9,849      $1,463,051         $(572,281)      $ 900,619

June 30, 2000
   Conversion of debt
   to Common Stock                           50,000        .001             50          49,950                            50,000

June 30, 2000
Accumulated deficit
   during development stage                                                                             (264,616)       (264,616)
                                         ----------   ----------    ----------      ----------        ----------      ----------

Balance June 30, 2000                     9,898,500         001     $    9,899      $1,523,001         $(836,897)      $ 686,003

July 21, 2000
Forward split of 3 shares for
   each share increases number of
   shares                                19,797,000         001         19,797         (19,797)

September 30, 2000
Accumulated deficit
   during development stage                                                                             (239,144)       (239,144)
                                         ----------   ----------    ----------      ----------        ----------      ----------

Balance September 30, 2000               29,695,500        .001     $   29,696      $1,493,204       $(1,076,041)      $ 446,859
                                         ----------   ----------    ----------      ----------        ----------      ----------


              See accountant's review report and accompanying notes


                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                 For the Periods
                                 ---------------

                                                                                                                 January 12, 1999
                                                     Nine Months Ended          Nine Months Ended             (Date of Inception)
                                                    September 30, 2000         September 30, 1999           to September 30, 2000
                                                    ------------------         ------------------           ---------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Loss                                         $  (777,791)                 $   (60,720)                       $(1,076,041)
  Adjustments to reconcile Net Loss:
     To Net Cash Used By
       Operating Activities
     Depreciation                                       84,600                            0                            116,897
     Stock Issued for Services                               0                            0                              8,000
                                                   -----------                  -----------                        -----------
        Total Adjustments                               84,600                            0                            124,897

(INCREASE) DECREASE IN ASSETS
  Accounts Receivable                                  (42,937)                           0                            (42,937)
  Prepaid Expenses                                      15,817                            0                               (167)
  Deposits                                              97,167                      (29,274)                           (34,217)
  Other Assets                                           1,433                            0                                 (0)

INCREASE (DECREASE) IN LIABILITIES

  Accounts Payable                                      28,846                            0                             28,846
  Accrued Expenses                                      43,077                            0                             59,869
  Payroll Taxes Payable                                 37,982                            0                             42,190
  Income Taxes Payable                                       0                            0                                800
                                                   -----------                  -----------                        -----------

NET CASH USED BY OPERATING ACTIVITIES                 (511,806)                     (89,994)                          (896,760)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Fixed Assets                            (361,163)                     (48,327)                          (670,266)

CASH FLOWS FROM FINANCING ACTIVITIES

Funds Received by Issuing Note Payable
  (Converted to Equity)                                685,000                      250,060                          1,510,000
Increase in Related Party Note Payable                  77,250                            0                             77,250
                                                   -----------                  -----------                        -----------

NET CASH (USED BY) ALL ACTIVITIES                     (110,719)                     111,739                             20,224

CASH - Beginning                                       130,943                            0                                  0
                                                   -----------                  -----------                        -----------
 CASH - End                                        $    20,224                  $   111,739                        $    20,224
                                                   -----------                  -----------                        -----------

SUPPLEMENTAL CONSOLIDATED
CASH FLOWS INFORMATION

Income Tax                                         $         0                  $         0                        $         0
                                                   -----------                  -----------                        -----------
Interest                                           $       198                  $         0                        $       198
                                                   -----------                  -----------                        -----------

              See accountant's review report and accompanying notes


                                          CASTPRO.COM, INC. And Subsidiary
                                            (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the Periods

                                                                 Three Months Ended      Three Months Ended
                                                                 September 30, 2000      September 30, 1999
                                                                 ------------------      ------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                          $(239,144)              $ (60,720)
   Adjustments to reconcile Net Loss:
        To Net Cash Used By Operating
        Activities
        Depreciation                                                    33,895                       0
                                                                     ---------               ---------
              Total Adjustments                                         33,895                       0

(INCREASE) DECREASE IN ASSETS
   Accounts Receivable                                                  (4,627)                      0
   Prepaid Expenses                                                      2,265                       0
   Deposits                                                               (895)                (29,274)
   Other Assets                                                          1,194                       0

INCREASE (DECREASE) IN LIABILITIES
   Accounts payable                                                     28,846                       0
   Accrued expenses                                                     38,309                       0
   Payroll taxes payable                                                27,911                       0
                                                                     ---------               ---------

NET CASH USED BY OPERATING ACTIVITIES                                 (112,246)                (89,994)
                                                                                             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Fixed Assets                                            (11,893)                (48,327)

CASH FLOWS FROM FINANCING ACTIVITIES
   Funds Received by Issuing Note Payable (Converted to
   Equity)                                                                   0                 250,060
   Increase in Related Party Note Payable                               77,250                       0
                                                                     ---------               ---------

NET CASH (USED BY) ALL ACTIVITIES                                      (46,889)                111,739
                                                                     ---------               ---------
CASH - Beginning                                                        67,113                       0
                                                                     ---------               ---------
 CASH - End                                                          $  20,224               $ 111,739
                                                                     ---------               ---------

SUPPLEMENTAL CONSOLIDATED
CASH FLOWS INFORMATION

Income Tax                                                           $       0               $       0
                                                                     ---------               ---------
Interest                                                             $      66               $       0
                                                                     ---------               ---------

NON-CASH FINANCING TRANSACTION
A three to one  forward  stock split  resulted  in an increase to capital  stock
19,797,000 x $.001 par values of $19,97 and a decrease of $19,797 to additional paid in capital

              See accountant's review report and accompanying notes

                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    September 30, 2000 and September 30, 1999
                    -----------------------------------------

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Formation and Description of Business

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

        Cash Equivalents

        Cash equivalents consist of funds invested in money market accounts and investments with a maturity of three months or less when purchased. There were no cash equivalents for the quarter ended September 30, 2000 and for the quarter ended September 30, 1999.

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

                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
              ----------------------------------------------------

                    September 30, 2000 and September 30, 1999
                    -----------------------------------------

        Issuance of Shares for Service

        Valuation of shares for services is based on the estimated fair market value of the services performed.

        Loss Per Share

        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share." The statement replaced primary EPS with basic EPS which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS. The company uses the method specified by the statement.

        Income Taxes

        The Company's uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at September 30, 2000 and September 30, 1999.

2.      PROPERTY AND EQUIPMENT

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

             Equipment and Computers                  5 years
             Leasehold Improvements                   5 years (term of lease)
             Furniture, Fixtures and Equipment        5 years

        Depreciation expense for the quarter ended September 30, 2000 was 33,895 and for the quarter ended September 30, 1999 was zero.

        Property and equipment consists primarily of computers and communication equipment. The recorded amount of property and equipment capitalized and the related accumulated depreciation is as follows:

              Mobile production unit                       $357,198
              Computer equipment                            105,099
              Production equipment                          109,545
              Office equipment                               16,338

                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
              ----------------------------------------------------

                    September 30, 2000 and September 30, 1999
                    -----------------------------------------

              Software                                                 14,554
              Other equipment                                          35,759
              Furniture and fixtures                                   22,138
              Phone system                                              3,444
              Security system                                           4,195
              Truck                                                     1,900
              Leasehold improvements                                    4,996
                                                                     --------

                     Total property and equipment                    $675,166
                     Less: accumulated depreciation                   116,897
                                                                     --------

                           PROPERTY AND EQUIPMENT (NET)              $558,269
                                                                     --------

3.      RELATED PARTY NOTES PAYABLE
        ---------------------------

        A related party corporation has loaned the Corporation $77,250 secured by a demand note with interest at the lesser of 1% per month or the maximum allowed under the laws of the State of California.

4.      ADVERTISING
        -----------

        Advertising is expensed as incurred.


5.      LEASE COMMITMENTS
        -----------------

        Operating Lease
        ---------------

        The Company utilizes corporate office space in Los Angeles, California currently under lease by CASTPRO.COM, a California LLC, from the lessor M.P.I. LTD. The five year lease calls for minimum monthly payments of $5,297.20 on 2,788 rental square feet and expires on September 14, 2004. The Company has paid a security deposit of $29,274. Rent expense for the quarter ended September 30, 2000 was $16,436 and for the quarter ended September 30, 1999 was zero.

        Future minimum lease payments associated with the lease described herein, including rent increase of 2.6% per year:

     Year Ended September 30
     -----------------------

           2000                                   $15,891
           2001                                    65,727
           2002                                    67,400
           2003                                    69,073
           2004                                    49,766
                                                 --------
           TOTAL                                 $267,857
                                                 --------
                                      F-11

                        CASTPRO.COM, INC. And Subsidiary
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

                    September 30, 2000 and September 30, 1999

        The Company utilized warehouse space in Los Angeles, California currently under lease by CASTPRO.COM, INC., a California corporation. From Off Broadway Partners, a California General Partnership, the three year lease calls for minimum monthly payments of $1,761.40 on approximately 2,985 square feet and expires on December 31, 2002. The Company has paid a security deposit of $3,522.80. Rent expense for the quarter ended September 30, 2000 was $5,284 and for the quarter ended September 30, 1999 was zero.

        Future minimum lease payments associated with the lease described herein:

                     Year Ended September 30
                           2000                             $5,284
                           2001                             21,136
                           2002                             21,136
                                                           -------
                           TOTAL                           $47,556
                                                           -------


6.      STOCK SPLIT
        -----------

        On July 14, 2000, the Board of Directors of the Company declared a 3 for 1 forward stock split, effective July 21, 2000 for shareholders of record on July 17, 2000. As of July 21, 2000, there were 29,695,500 shares outstanding.

7.      SUBSEQUENT EVENTS

        Castpro.com, Inc. subleased office and studio space (10,400 square feet) from Overseas Investment Banking Alliance S.A. located at 1543 West Olympic Boulevard, Los Angeles, California 90015 on October 1, 2000. The sublease calls for a $12,400 monthly rent. Term of the sublease is five years ended September 30, 2005. Subtenant has the right to sublet the premises.

        Future minimum lease payments associated with the lease described herein, including rent increases of 7% per year:

                     Year Ended September 30

                           2000                              $24,800
                           2001                              150,536
                           2002                              161,074
                           2003                              172,352
                           2004                              184,418
                           All other years                   146,286
                                                            ---------
                           TOTAL                            $839,466
                                                            ---------

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

The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:


                             THREE MONTHS             NINE MONTHS
                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                          2000         1999         2000         1999
                       ---------    ---------    ---------    ---------
Net sales              $  92,816    $       0    $ 152,301    $       0

Cost of sales               --           --           --           --

                       ---------    ---------    ---------    ---------
Gross profit              92,816            0      152,301            0

Administrative and
  general expenses       301,094       59,920      929,094       59,920
Development expense

Loss from operations    (238,278)     (59,920)    (776,793)     (59,920)
Interest expense              66         --            198         --
                       ---------    ---------    ---------    ---------

Income (loss) before
  income taxes          (238,341)     (59,920)    (776,991)     (59,920)
Provision for
  income taxes              (800)        (800)        (800)        (800)
                       ---------    ---------    ---------    ---------
Net income (loss)      $(239,141)     (60,720)   $(777,791)   $ (60,720)
                       =========    =========    =========    =========

THREE MONTHS  ENDED  SEPTEMBER  30, 2000 VERSUS  THREE  MONTHS  ENDED  SEPTEMBER
30,1999.

RESULTS OF OPERATIONS

The Company incurred a net loss of $(239,144) for the period ended September 30, 2000 as compared to a net loss of $(60,720) for the period ended September 30, 1999. This loss represents a loss from operations of $(239,144) and $(60,720) for the period ended June 30, 2000 and 1999, respectively. The net loss also includes interest expense and other finance charges totaling $66 and $0 for the period ended September 30, 2000 and 1999, respectively.

Total revenues for the period ended September 30, 2000 were $92,816 as compared to $0 for the period ended September 30, 1999. This represents an increase in revenues of $92,816 over the same period in the prior year.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended September 30, 2000, total operating expenses were $331,160. For the period ended September 30, 1999, total operating expenses were $59,920. This represents a $271,740 increase over the same period in the prior year.

General and administrative expenses for the period ended September 30, 2000 was $331,094 as compared to $9,920 for the period ended September 30, 1999. This represents an increase of $271,174 over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

NINE MONTHS  ENDED  SEPTEMBER  30, 2000 VERSUS NINE MONTHS ENDED  SEPTEMBER  30,
1999.

RESULTS OF OPERATIONS

The Company incurred a net loss of $(777,791) for the period ended September 30, 2000 as compared to a net loss of $(60,920) for the period ended September 30, 1999. This loss represents a loss from operations of $(776,991) and $(59,920) for the period ended September 30, 2000 and 1999, respectively. The net loss also includes interest expenses and other finance charges totaling $198 and $0 for the period ended September 30, 2000 and 1999, respectively.

Total revenues for the period ended September 30, 2000 were $52,301 as compared to $0 for the period ended September 30, 1999. This represents an increase in revenues of $152,301 over the same period in the prior year.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended September 30, 2000, total operating expenses were $929,292. For the period ended September 30, 1999, total operating expenses were $59,920. This represents a $869,372 increase over the same period in the prior year.

General and administrative expenses for the period ended September 30, 2000 was $929,094 as compared to $59,920 for the period ended September 30, 1999. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalents of $20,224 as compared to cash and cash equivalents of $0 as of September 30, 1999. At September 30, 1999, the Company had a working capital periodically(total current 11,779 assets in excess of total current liabilities) of $138,261 as compared to a working capital deficiency (10 billion total current liabilities in excess of current assets) of $145,627 as of September 30, 2000. Net cash used in operating activities was $112,246 for the period ended September 30, 2000 and $49,894 for the period ended September 30, 1999. The principal use of cash for the period ended September 30, 2000 was to fund the net loss from operations for the period. The Company borrowed a total of $763,250 from June 30,1999 through September 30, 2000. 685,000 of such, debt was converted into 685,000 shares of the Company's common stock, and this was used to fund the net loss from operations, as well as to purchase equipment.

Net cash from financing activities was $767,230 for the period ended September 30, 2000 as compared to $250,000 for the period ended September 30, 1999.

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

Item 5.           Other Information.
                  None

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

                                CASTPRO.COM, INC.
                                -----------------
                                   Registrant

Date: November 20, 2000        By: /s/ Jim Ocon
-----------------------        ----------------
                                       Jim Ocon, Vice President