Form 10KSB
period 2000-12-31
THAON COMMUNICATIONS INC
filed 2001-04-05
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   ------------------------------------------

                                   FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

Transition  report under Section 13 or 15(d) of the  Securities  Exchange Act of
1934

Commission file number: 0-30583


                           THAON COMMUNICATIONS, INC.
                           --------------------------
                     (Name of Small Business in its charter)

      Nevada                                                    87-0622329
     ---------                                                 --------------
(State of Incorporation)                                   (IRS Employer ID No.)


                      1543 W. Olympic Boulevard, 6th Floor
                          Los Angeles, California 90015
                          -----------------------------
                    (Address of principal executive offices)


                                 (213) 252-7050
                                 --------------
                         (Registrant's telephone number)


Securities to be registered pursuant to Section 12(b) of the Act: None

Title of Each Class                                        Name of Each Exchange
To be Registered                                            on which registered
--------------------                                     -----------------------
Common Stock, $0.001 par value                                   None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X} No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year. $190,271*

* On a pro-forma basis, giving effect to the acquisition of Prime Time Media Solutions, revenues would have been $27,227,608. See "Pro Forma Consolidated Statement of Operations".

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked prices of such common equity was $118,227,500 on March 23, 2001.

---------------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 59,291,000 as of March 23, 2001


         Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

         In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

Item 1.  DESCRIPTION OF BUSINESS

         INTRODUCTION
         ------------

         1. Thaon Communications, Inc. a Nevada corporation (the "Company" or "Thaon"), operating through its wholly owned subsidiaries, CastPro.com, LLC, ("CastPro.com") and Prime Time Media Solutions("Prime Time"). CastPro.com is in the business of webcasting events live from location and delayed webcasts over the Internet. The acquisition of Prime Time added much more than a significant revenue stream. Prime Time's expertise in media planning and placement will be of valuable assistance to CastPro.com's quest to become the dominant player in the webcasting market, and CastPro.com's unique Remote Wireless Webcasting Technology ("RWWT") provides an ideal platform for bringing Prime Time's marketing expertise to the limitless domain of the Internet. The combination allows us to provide clients with unequalled access to the marketing power and exposure that T.V. and the web combined can offer.

         The Company was originally incorporated under the name Engineering Services, Inc., on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November, of 1998. The Company was originally engaged in the activity of seeking and developing mining properties and has been inactive after 1991, and became essentially a dormant shell without assets or liabilities. On November 29, 1999, the Company changed its name to CastPro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of CastPro.com, LLC, a newly organized California corporation formed to conduct the webcast business, in exchange for the issuance of 8,000,000 additional shares of its Common Stock. In November 2000, CastPro.com, Inc. changed its name to Thaon Communications, Inc. On December 29, 2000, Thaon acquired all of the outstanding stock of Prime Time Media Solutions in exchange for 3,000,000 shares of Series A Preferred Stock.

         The Company files Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB with the Securities and Exchange Commission.

         The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. State that the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. If you are an electronic filer, state that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that site (http://www.sec.gov).

         2. Business

Television and the Internet: New Communications Frontier

         Television has dominated the world's media landscape for the last half century, and remains the world's primary medium for communication and marketing. The Internet is emerging as a leading challenger to television's dominance, providing a fully interactive environment where consumers can participate at the same level as major content providers. These two giants - and the space between them - will define the communications landscape for the opening decades of the 21st century.

         Broadcasting, the dominant form of communication for the last half of the 20th century, is rapidly fading away. Its place is being taken by "narrowcasting": accurate delivery of tailored content to specific audiences. Both television and the Internet are evolving toward the ultimate goals of providing the users with the content they want, when they want it, and providing corporate communicators with exactly the audiences they want to reach. Thaon's mission is to identify and exploit these emerging communication channels.

         Thaon is a holding company, with subsidiaries occupying different niches along the border between TV and the Internet, a model that allows the Company to reap the benefits of both specialization and diversification. At the end of its first year as a company, Thaon has two subsidiaries, CastPro.com and Prime Time Media Solutions. CastPro.com is a leader in webcasting, a revolutionary technique using streaming video - technology that allows content to be passed over the web without actual downloading, at a speed scaled to individual connections - to deliver the equivalent of a television broadcast over the Internet. CastPro.com has developed advanced Remote Wireless Webcast Technology (RWWT) allowing efficient on-site interactive webcasting of events ranging from concerts and sporting events to corporate press conferences. Prime Time Media Solutions specializes in media planning and placement, using its experience and expertise to provide advertisers with accurately targeted and cost-effective exposure for their media campaigns. Prime Time maintains relationships with every major television station in the country and possesses an extensive database of information relating to the performance history of each. The use of this historical data, combined with innovative strategies, makes Prime Time a favorite among many companies and a growing choice for more and more companies using direct response television to grow their brands. Together, Thaon's subsidiaries provide clients with unequalled access to both mediums, an enormous asset to corporations that would like to utilize both television and the Internet to effectively communicate with their clients.

         In this past year, Thaon has developed a firm and highly competitive foothold in two crucial and compatible niches, establishing a solid base for growth. Further acquisitions are being pursued, and management is focused on profitable, well-managed companies that are positioned to complement existing holdings. By selecting acquisitions that maintain strong presences in their existing niches and strong potential for expansion into neighboring ones, the Company intends to build shareholder value and reinforce Thaon's position as a dynamic interface through the use of television and the Internet.

CastPro.com:

         The Internet is the fastest-growing medium in history, but Internet content providers have yet to encroach on much of the territory dominated by television. Sports fans use the Internet to check scores, but watch games on TV. Investors trade on the net, but turn on financial cable programs to see interviews with CEOs and analysts. Music fans download mp3 files, but watch concerts on TV. Advertisers - the critical element in developing profitability - place banners on web and product descriptions on their websites, but to market product, they still turn to TV. Internet companies must learn to exploit the proven revenue-generating models pioneered by television and take full advantage of the unique interactive capacities of the Internet. Webcasting - the delivery of live or pre-recorded material to Internet users in a television-like format - is a key to this evolution of the Internet.

         Traditional web casting techniques require the installation of a high-capacity ISDN line to the site of the event to be covered, which requires as much as three weeks lead time in the US and far longer in other countries. Large quantities of equipment must be set up before the event and removed after it, reducing flexibility and increasing costs. CastPro.com uses an integrated package called Remote Wireless Webcast Technology (RWWT) to avoid these obstacles, allowing for the webcasting of events with as little as a few hours of lead time and with minimal impact on the event site.

         CastPro.com's RWWT technology is packaged in single-vehicle Mobile Production Units (MPUs), each of which is a self-contained mobile studio containing of all digital microwave equipment that allows instantaneous wireless transmission of the captured content to servers linked directly into the Internet backbone. Each MPU carries an experienced production team, assuring direct, seamless delivery of high-quality coverage. Wireless technology allows far greater flexibility, mobility, and efficiency than traditional wire line webcasting, and combines these advantages with substantial reductions in cost.

         Industry observers place the current total market for webcasting at between $800 million and $1 billion, and estimate that growth rates will approach 100% per year over the next three to five years. CastPro.com is approaching this huge and rapidly growing market with the only currently available fully wireless webcasting technology, a critical competitive advantage. The company has added to this capacity by adding a digital production studio in downtown Los Angeles, allowing the Company to produce economical and effective live and pre-recorded studio webcasts. The value provided by this package has attracted a diverse list of clients, including Microsoft, Time-Warner Communications, iBeam, Worldwide Wireless Networks, Viewcast.com and Infinity Broadcasting (INF). CastPro.com's webcasts have ranged from rock concerts and athletic events to live coverage of the Democratic National Convention.

         With current headquarters in Los Angeles, the entertainment capital of the world, CastPro.com has developed a webcast capacity expansion plan that will place facilities in other proven markets as the market embraces the technology offered. The Company will focus its expansion on two selected markets: entertainment and corporate communications.

Entertaining Webcasts

         Webcasts are revolutionizing the entertainment business, one of the world's most dynamic and fastest-growing industries. Imagine watching your favorite performer live onstage over the Internet, and being able to request songs as you do. Imagine watching a major sporting event, and chatting in real time with fans around the world at the same time. Imagine watching an awards ceremony, and voting for your favorites during the program. CastPro.com's live webcast coverage brings this kind of interaction with real-time events out of the world of the imagination and onto your monitor.

         Streaming media webcasting is tailor-made for the entertainment industry. Interactive webcasts will bring entertainment to audiences in an entirely new way: instead of sitting in front of the television and being passive consumers of packaged entertainment, viewers will be able to interact with and respond to entertainment events as the events occur, and to discuss them with other viewers all in real time. The system is a dream come true both for viewers and for advertisers, who can use the instant-feedback potential of the Internet to gain new and invaluable knowledge about their target markets, and to allow potential customers to immediately acquire further information about advertised products.

         In the year 2000, CastPro.com took its revolutionary technology to the streets, demonstrating its value and effectiveness in the world of entertainment and earning a solid place on the ground floor of delivering entertainment to Internet audiences. The Company has a running agreement to provide streaming video content for KROQ-FM, the leading radio station in Los Angeles, including exclusive concert footage, and webcast KROQ's latest "Weenie Roast", one of the biggest annual musical events in the popular music capitol of the world. CastPro.com web cast Napster's "Limp Bizkit Live" concert on August 10, 2000, along with concerts by Toni Braxton, NCAA sports events, the Democratic National Convention, and other major events.

         The company's goal for the year 2000 was to prove that it could provide innovative and cost-effective webcasts of a wide variety of entertainment events. That goal has been achieved. In the coming year, CastPro.com plans to build on this solid base of entertainment coverage, expanding coverage to more and larger musical, sporting, and other entertainment events over a wider geographical range. Castpro.com will now also be able to utilize its new studio to stream live shows and corporate disclosures over the web thereby opening an additional high margin revenue stream..

Webcasting for Corporate Communications

         The entertainment industry provides enormous visibility and range. Entertainment, however, is primarily paid for by users and sponsors, and Internet companies that have relied purely on this form of revenue have often encountered difficulty in meeting revenue targets. Viewing streaming media online requires a high speed Internet connection; these will proliferate over the coming months, but are found today in a small minority of consumer households. To achieve rapid revenue growth and maximize shareholder value, CastPro.com needs to create a collection of totally unique communications services for clients that already have high speed internet connections.

         Finance was the first industry to be revolutionized by the Internet. First came the runaway popularity of online stock trading, followed by a deluge of investment-related information. Today virtually every publicly traded corporation has harnessed the Internet for the delivery of investor relations materials, and practically all serious investors are armed with high speed Internet connections. This creates a new problem for corporate communicators: how to make their material and their company stand out among the thousands of their rivals competing for the eyes and dollars of the investment community. Forward-looking executives are turning to a new weapon in the Internet arsenal: the live webcast capability of CastPro.com.

         Today, for the first time in history, individual investors are investing for their own accounts, and more equity shares are held by individuals rather than by institutions. This phenomenon has moved investor relations out of the smoke-filled rooms and into the mass media, as publicly held companies strive to attract investors and investors seek information to guide their decisions. SEC regulations passed in October 2000 require expanded disclosure practices on the part of public companies, and live webcasts were identified as one of only three means for compliance. This law created a built in demand for live webcasting services, and Castpro is responding to this demand aggressively.

         CastPro.com captures and streams live or recorded conference calls, analyst conferences, shareholder meetings, merger announcements, product announcements and press conferences. Multimedia packages of company profiles showcase top-level executives of public and private companies. Unlike most webcasts, which are like television shows, CastPro.com embraces the unique interactive aspect of the Internet and builds chat, polling, and other forms of interactivity into its presentations. This provides corporate communicators with an invaluable tool for assessing the impact of their presentations and communicating directly with shareholders.


Prime Time Media Solutions: The Leader in Media Planning and placement

         Prime Time Media Solutions has been contracted to purchase hundreds of millions of dollars worth of productive media time for some of the most recognizable brands in the world. Prime Time is a recognized leader in the fast-growing field of direct response advertising and a specialist in the integration of direct response advertising and conventional advertising campaigns. This expertise in developing, implementing, and assessing advertising campaigns is a critical element in Thaon's approach toward integrating traditional and Internet media solutions.

         CastPro.com acquired Prime Time Media Solutions, then called Prime Time Sports Television, on December 29, 2000. The acquisition was a critical step in CastPro.com's evolution into Thaon, and its move from the specialized territory of webcasting to a broader position at the junction between television and the Internet.

         At the time of the acquisition, Prime Time Sports Television was the acknowledged leader in direct response advertising placement and management in the huge sports/fitness/health sector. Prime Time Sports TV managed media planning and placement for some of the most recognizable and profitable direct response campaigns in media history, representing a list of clients that includes Rossignol and Dynastar Skis, Adams Golf, Cleveland Golf, Orlimar Golf and a dozen other major golf brands. Health and fitness brands using Prime Time's services include Vita-Power vitamins, Perfect Buns and Thighs, and other major health and fitness brands. Prime Time Sports Television planned and implemented the fastest rollout in infomercial history with the Billy Blanks TaeBo aerobics program, which Direct Marketing Magazine has called "the hottest infomercial in the country" and "the biggest infomercial ever". Prime Time's placement and management campaign played a vital role in making the Tae Bo name a household word across the world resulting in over 1 million television customers in less than 5 months.

         As a unit of Thaon, Prime Time Sports Television has changed its name to Prime Time Media Solutions, and is bringing its expertise beyond the sports/health/fitness sector. Managers at both Thaon and Prime Time believe that the timing of this move is ideal. In late 1999, Prime Time launched a short form media division, branching outside the infomercial world for the first time. In 2000, Prime Time acquired short form clients Sony Direct Music and Mantra Films (a division of Mandalay Entertainment), a strong indication of the appeal of the services offered by the company. Advertisers anywhere look for success, and Prime Time's combination of a wide and satisfied client base with recent stellar success should enable the company to continue and effectively expand into a broader base of direct response sectors.


Direct Response Advertising: Accountable and Effective Media Strategies

         Direct Response Advertising refers to any advertising campaign that aims to elicit a specific, measurable response from the audience. The response can be a phone call, an e-mail, a check in the mail or a credit card order, among other things, but it is always a direct contact with a potential customer. This is a marked contrast to traditional institutional "image" advertising, which focuses on entrenching the seller's brand name in the mind of the prospective customer, and hoping that this brand recognition will convert to a purchase somewhere down the line.

         Direct Response Advertising has considerable advantages over traditional methods. Possibly the most significant is accountability. A traditional "image" advertising campaign will place expensive advertisements in a variety of venues, many of which are extremely costly. Overall sales totals may give some hint of the overall effectiveness of the campaign, but there is no way to know which outlets are actually generating the response. An advertiser can easily toss hundreds of thousands of dollars into an outlet that is generating no results at all, without knowing it. By generating quantifiable responses, Direct Response Advertising allows advertisers to measure the contacts or income produced by each individual advertisement or commercial or mailing. Different ads can be tested on the same medium to see which ad works best; the same ad run in different magazines reveals which medium draws the greatest response. The result is a highly targeted and efficient marketing campaign.

         Direct Response Advertising is often associated with the program-length "infomercials" widely distributed on TV. While this is a popular and very effective form of Direct Response Advertising, there are many other varieties, and the technique is by no means limited to the less-known brands commonly seen on infomercials. Corporate giants like Microsoft, Time-Warner, Proctor & Gamble, AT&T and Honda are using direct response advertising, particularly short-form (30-second, 60-second and 120-second spots) as an effective way to generate consumer leads and sales. Pharmaceutical companies have embraced short-form direct response advertising with a fervor since the FDA lifted restrictions preventing marketing prescription drugs via television.

         Prime Time Media Solutions approaches the fast-growing Direct Response Advertising market with an unexcelled record of performance and a uniquely customer-friendly business philosophy. Since its inception, Prime Time has adopted a policy of making consulting services available at no cost. This may appear to casual observers to be a waste of precious resources, but experience has confirmed that as clients avail of these free services, the level of trust and respect that develops convinces them that Prime Time is an ideal partner for their media campaigns.


A Year of Preparation

         2000 was a remarkable year for Prime Time Media Solutions, a year marked by significant diversification and important internal developments. The phenomenal success of the Billy Blanks TaeBo infomercial was the company's prime achievement in 1998 and 1999. Each of those years yielded over $50 million in sales and an abundance of vital experience. Recognizing that the structure of the company and its internal systems would not support growth to the $100 million per year level and beyond, management undertook an aggressive and disciplined effort to replace both elements. The company was restructured in 2000 and the internal media management system was replaced with a state of the art platform that has the company well prepared for unlimited growth. Despite this concentrated internal focus and an absence of Tae Bo Aerobics, Prime Time generated $28 million in revenues for the year. With a stronger and more stable base to build upon, the company is now aggressively pursuing new business.

         Prime Time's new and enormously improved Media management system, has been custom-tailored and provides advantages unmatched by any competitor. Prime Time Media Solutions now subscribes to all available Nielsen rating services. The ability to use the Nielsen system in conjunction with Direct Response analysis processes allows clients to accurately evaluate the impact and exposure they receive for each advertising dollar in addition to tracking the direct return on investment for each piece of media purchased. This system allows Prime Time to plot and track media responses to the second and assess exactly what portions of the advertising are creating responses on the part of the buyers and which parts are weak. It also allows customization of reports for each client, with electronic transmission of data specifically relevant to their corporate goals. This improved system is a major element in Prime Time's aggressive pursuit of major-brand clients that prefer short-form advertising, a market that encompasses billions of dollars spent annually on the strict brand advertising preferred by major corporate clients.

         The Thaon acquisition has long-term implications for Prime Time Media Solutions, moving the Company onto the front of the communications frontier and positioning it to exploit the inevitable explosion of dollars spent on Internet streaming video programming. The combination of Prime Time's expertise with media production and planning and CastPro's intimate familiarity with the management of streaming video webcasts creates a powerful presence at the cutting edge of Internet advertising.


Item 2.  Description of Property.

         The Company lease approximately 13,700 square feet of office and studio space located in Los Angeles, California at a monthly rental of $16,820.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matter to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matter.

         The Company's common stock is traded in the over-the-counter bulletin board stock market under the symbol "THAO".

         The high and low closing bid and ask prices for the year 2000 and for the period ending March 23, 2001 are as follow:

                       CLOSING BID                     CLOSING ASK
2000               HIGH           LOW              HIGH            LOW
----               ------------------              -------------------
JAN. 3
THRU              7                5               8                 6
MAR. 31

APR. 3
THRU              8                7               8.50              8
JUNE 30

JULY 3
THRU              8.625            8               9.125             8.50
JULY 20

JULY 21
THRU              4.59375          3               4.75              3.25
SEPT. 29
(After a 3 for 1 split)

OCT. 2
THRU              5.35             3.9375          5.5625            4.25
NOV. 27

NOV. 28
THRU              3.0625           1.9375          3.25              2.15625
DEC. 29
(After a 2 for 1 split)

JAN. 2
THRU              2.75             2.03125         2.875             2.125
MAR. 23


         As of March 23, 2001, there were 662 share holders of record of the Company's common stock.

         In connection with the acqusition of all of the outstanding stock of Prime Time Media Solutions in December 2000, the Company issued 3,000,000 shares of its Series A Preferred Stock, of which 1,000,000 shares are subject to an earn out. The Preferred Stock is convertible into shares of the Company's common stock of the Preferred Stock being converted divided by 95% of the market value of the common stock on the date of conversion.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations General.

         Thaon Communications, Inc. is a conglomerate structured to take advantage of emerging opportunities as a result of the implementation of new technology in the worldwide communications industry. Thaon's corporate family is based on a business model that joins the strength of high revenue companies with the development and perfection of advanced technologies that can be practically applied in the marketplace. This structure has a tangible effect future growth and should positively affect earnings as the technology is introduced into the existing business stream. Thaon's two wholly owned subsidiaries are CastPro.com and Prime Time Media Solutions:

         CastPro provides Live Web casting and Video On Demand (V.O.D.) services. Its mobile production units (MPM) utilize Remote Wireless Webcasting Technology (RWWT) that reduces the cost of delivery for on-location live web casts. The company currently maintains MPU'S, as well as live digital production studio and a professional editing suite in downtown Los Angeles, California with wireless footprints throughout L.A. and also in Las Vegas. Satellite access through partnerships with satellite providers are available to provide broader live coverage when needed:

         Prime Time Media Solutions is a media planning and placement agency company located in San Luis Obispa, California. Prime Time provides both long form and short form advertising media placement for their customers. Prime Time offers a broad range of consulting services for optimum placement of their clients' advertising. Prime Time has developed several in house analysis tools to continuously monitor media performance, thereby allowing for timely adjustments to media campaigns to optimize results.

         RESULTS OF OPERATIONS The following sections discuss the results of operations. See notes to the Consolidated Financial Statements and Independent Auditors Report for additional information.

         YEAR 2000 VERSUS YEAR 1999. Net sales for the year ended December 31, 2000 were $190,271 versus 0 in the year ended December 31, 1999. Net sales on a proforma basis, if the acquisition of Prime Time had taken place on January 1, 2000, would have been $27,228,000. The net loss for 2000 was $1,461,034 compared to a net loss of $298,250 in 1999. The net losses can be attributable to increased overhead and start up expenses associated with the developmental stage period of the Company's history. The net loss on a proforma basis, if the acquisition of Prime Time had taken place on January 1, 2000, would have been $727,000. This reduction in net loss is a result of the profitable operations of Prime Time of $681,000 for fiscal 2000. Basic & Diluted net loss per share for 2000 was $0.03 per share versus $0.12 per share in 1999. Net loss on a proforma basis would have been $0.012 per share.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, the Company had $32,079 in cash and cash equivalents, a decrease of $98,864 from the balance at December 31, 1999. During 2000, the Company experienced negative cash flow from operating activities of $816,621. The negative cash flow from operations was partially offset by net loan proceeds of $630,000 and payment of advance subscriptions from private placements of common stock of $422,781. The company used $335,224 for investing activities, primarily in fixed assets, consisting of state of the art web casting production equipment and two state of the art mobile production units for remote, on location web casting. Accounts receivable at December 31, 2000 consist mainly of media receivables as a result of the acquisition of Prime Time versus $ 0 accounts receivable at December 31, 1999. Prepaid media expenses of $376,942 and Note receivable - related parties of $868,476 are related to the acquisition of Prime Time. The Note receivable - related parties is secured by inventory of a related company, which inventory is valued, on a lower of cost or market, equivalent to the note amount. Property and Equipment of $761,102 at December 31, 2000 compares to $281,706 at December 31, 1999 and consists of computer equipment, office equipment and web cast production equipment as discussed above. It is not anticipated that the Company will have in future significant capital expenditures. Net receivable - Others of $231,660 consists of a note issued by a client of Prime Time for services performed and is deemed collectable in full. Goodwill of $5,871,861 is a result of the acquisition of Prime Time Media Solutions and represents the difference between the cost of the company acquired and the fair value of the net assets at the time of acquisition. Thaon issued 2,000,000 shares of Class A convertible preferred stock, $1.00 par value, for the acquisition, with an additional 1,000,000 shares, held in an escrow account, to be issued upon Prime Time achieving certain operating goals in the year 2001. Thaon believes that the goodwill number has value since Prime Time operations contributed in excess of $27,000,000 in revenue and profits of $681,000 to the company. The deficit working capital position will be addressed by operating profits in addition to private placement of Thaon common stock should management feel it necessary to raise additional capital.

Item 7.  Financial Statements.

         The response to this item is submitted as a separate section of this Form 10-KSB. See item 14.

Item 8.  Changes in and Disagreements with Accountants

         Changes in Registrant's Certifying Account.

         Effective February 15, 2001, the principal independent accountant, Brad Haynes resigned as the Registrants' independent accountant. The reports of Brad Haynes on the financial statements of the Company filed with the Securities and

Exchange Commission contained no adverse opinions or disclaimers of opinion, and were not modified as to uncertainty, audit scope, or accounting principles during the past two years or the interim period to September 30, 2000.

         During the past two fiscal years and all subsequent interim periods through the date of resignation on February 15, 2001, there were no disagreements between the Company and Brad Haynes, whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which, if not resolved to Brad Hayne's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Further during the past two fiscal years the audit reports issued by Brad Hayne's did not contain an adverse opinion or disclaimer of opinion, or were qualified as to uncertainly, audit scope or accounting principles.

         On February 15, 2001, the Company engaged the firm of Kabani & Company, Inc. of Fountain Valley, California, as independent accountants for the Company, Prior to February 15, 2001, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company concerning the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

         The decision to change accountants was recommended and approved by the Board of Directors of the Company.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

         The names and ages of each of the current directors and executive officers of the Company are as follows:

         Name                       Age       Position
         Adam Anthony               34        President and Director

         Robert McNeill             56        Chief Financial Officer, Secretary
                                              and Director

         Mark Jones                 34        Director, President of Prime Time
                                              Media Solutions

         Each director's serves until his or her successor is elected and approved.

Management

Adam Anthony - President and Director

Adam Anthony is a co-Founder of Prime Time Media Solutions, and was CEO of Prime Time's when that company was acquired by the Company. A former golf all-American and touring professional, his experience in the golf industry was instrumental in developing Prime Time's application of Direct Response Advertising techniques to the sports, health, and fitness industries. Under Mr. Anthony's leadership, Prime Time achieved well over $50 million in annual revenues within four years of its founding.

Robert S. McNeill - Director and Chief Financial Officer and Secretary

Robert S. McNeill has over 24 years of experience in corporate finance and financial services. He served as Regional Vice President of Security National Bank, managing the Financial Institutions Department and implementing the bank's Private Banking Department. He has also served as Senior Vice President of Sanwa Bank, California, where he developed and implemented business development strategies, and as Corporate Finance Operations officer for the Midwest and Regional Vice President for Pacific National Bank. He is intimately acquainted with the financing and financial management needs of growth-stage companies, and his experience provides a vital perspective on the effective management of growth.


Mark  Jones  -  President,   Prime  Time  Media   Solutions,   Director,   Thaon
                Communications

Mark Jones, a co-Founder of Prime Time Media Solutions, played a key role in establishing paid programming on regional sports networks across the country. His media planning and placement experience includes time as National Sales Manager for a San Antonio-based media firm and extensive consulting experience as a media placement specialist. His strong relationships with television networks nationwide have allowed Prime Time Media Solutions to provide premium television time slots at highly competitive rates, a key element of the company's growth. Mark's unique combination of creative thinking, practical experience, and skill at developing innovative media strategies has made him an invaluable asset in Prime Time's quest to gain maximum cost-effective exposure for our clients.

Item 10. Executive Compensation.

         The following table sets forth the annual compensatislet paid and accrued by the Company during its last fiscal year to, including cash and issuance of securities. The Company has not paid any officer or director in excess of $100,000 in any year.

                                                             Summary Compensation
                                                             --------------------
                                  Annual Compensation           Awards       Payouts
                                  -------------------           ------       -------
                                               Other                         Secur-
Name                                           Annual           Restricted   ities                         All Other
and                                         Compensation        Stock        Underlying        LTIP        Compen-
Principal             Salary       Bonus                        Award(s)     Options/         Payouts      sation
Position Year          ($)          ($)           $              ($)         SARs (#)           ($)         ($)
---------             ------       -----    ------------        --------     --------         -------      ------
                                     $0          $0               0             0                0           0

Corey K. Quinn       $24,730         $0          $0               0             0                0           0
2000
Co-President and
Director (1)
2000

Simon Talbot         $24,730         $0         $0                0             0                0           0
Co-President and
Director (1)

James Ocon           $49,460         $0         $0                0             0                0           0
2000
Acting CEO and
Director (1)

All officers and directors as a group: $164,710 -- (1) Messrs. Quinn, Talbot and Ocon are no longer officers, directors or employees of the Company

         On April 28, 2000, the Company's Board of Directors adopted the CastPro.com, Inc. 2000 Nonqualified Stock Option Plan, and reserved 6,000,000 shares for future issuance thereunder. The Board thereafter issued a total of 630,000 Options, to acquire 630,000 Shares of the Company's Common Stock, to 8 employees, including officers and directors, including Corey Quinn (150,000options), and Simon Talbot (150,000 options). The options vested on November 1, 2000, expire on December 31, 2010 if not exercised, and are exercisable at an exercise price of $1.10. per share. Subsequent to the issuance of the options 227,000, thereof were cancelled because of the termination of the employment for cause of the holders of the options.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                            Beneficial                Percentage
Name and Address                            Ownership                 of Class
-----------------------                     -------------             ----------

Corey K. Quinn (1)                          5,500,000                  10.7%
% W.F. Davis
11400 W. Olympic Blvd.
2nd Floor
Los Angeles, CA. 90064

Simon G. Talbot                             5,500,000                  10.7%

All current directors                          -0-                      N/A
and officers as a group (2 persons)

(1) Messrs. Quinn and Talbot resigned as officers and directors of the Company in August 2000.

* This address also applies to all persons listed.


Item 12. Certain Relationship and Related Transactions.

         On December 31, 1999, the Company entered into a Share Exchange Agreement, whereby it acquired 400 shares of the common stock of CastPro.com, LLC, a California Limited Liability Company (hereinafter "LLC"), representing 100% of LLC's outstanding common stock, from the LLC shareholders, in exchange for the issuance by the Company to the LLC Shareholders of 48,000,000 shares of the Company's Common Stock.

         In addition, and the Company issued a total of 4,950,000 shares of its common stock in 1999 to two of the Company's creditors, in exchange for the cancellation of $825,000 in principal and accrued interest owed by the Company to said entities. In 2000, the Company issued a total of 3,810,000 shares of its common stock in exchange for cancellation of $635,000 in principal and accrued interest to said creditors. In 2000, the Company also issued 200,000 shares of its common against consulting fees of $100,000.

         On December 29, 2000 the Company acquired all of the outstanding stock of Prime Time Media Solutions in exchange for 2,000,000 shares of Series A convertible preferred stock of the Company. An additional 1,000,000 shares of Series A convertible preferred stock were placed into escrow subject to allianment of specific gross revenues and pre-tax net income for the year ended December 31, 2001.

Item 13. Exhibits and Reports on For 8-K.

         (a)      None.

Item 1   Index to Exhibits

         3(i)     Articles of Incorporation
         3(ii)    Bylaws

         4 Instruments defining rights of security holders, including indentures.

                  None.

         9        None

         10       Material Contracts

                  (a) Shares Exchange Agreement

                  (b) Facility's Lease Agreement

                  (c) Stock Purchase Agreement- Prime Time Media Solutions

                  (d) CastPro.com, Inc. 2000 Nonqualified Stock Option Plan

         21       Subsidiaries of the Registrant

                  Name                      Domicile
                  -------                   -----------
                  CastPro.com, LLC          California

                  Prime Time Media          Texas
                  Solutions

         24       Power(s) of Attorney

Item 14. Financial Statements

         The following financial statements are filed as a part of this report:

                  -  Consolidated  Balance  Sheets as of  December  31, 2000 and
                     1999.
                  - Statement of Operation for the years ended December 31, 2000 and 1999.
                  - Consolidated Statements of Shareholder's Equity for the years ended December 31, 2000 and 1999.
                  - Consolidated Statement of Cash Flows for the year ended December 31, 2000 and 1999.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Thaon Communication, Inc:

We have audited the accompanying consolidated balance sheet of Thaon Communication, Inc (formerly, Castpro.com, Inc.), a Nevada Corporation and the subsidiaries (the "Company") as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of December 31, 1999 and for the year then ended, were audited by other auditor whose report dated February 24, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thaon Communication, Inc. and subsidiaries as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


By: /s/ Kabani & Company, Inc.
------------------------------
        KABANI & COMPANY, INC.
        CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 24, 2001

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                             ASSETS                                      2000           1999
                                                                  -----------    -----------
CURRENT ASSETS:
         Cash & cash equivalent                                   $    32,079    $   130,943
         Media receivable, net                                      1,713,850           --
         Prepaid expenses                                              32,964         44,124
         Prepaid media expenses                                       376,942           --
         Note receivable - related parties                            868,476           --
         Other current assets                                          11,229           --
                                                                  -----------    -----------
                   Total current assets                             3,035,540        175,067

PROPERTY AND EQUIPMENT, net                                           761,102        281,706

OTHER ASSETS:
         Note receivable - Others                                     231,660           --
         Goodwill, net                                              5,871,861           --
         Deposits                                                      33,322         99,777
                                                                  -----------    -----------
                                                                  $ 9,933,485    $   556,550
                                                                  ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                         $   252,652    $      --
         Accrued expenses                                             174,955         21,800
         Media payable                                              3,228,695           --
         Deferred media revenue                                       998,872           --
         Note payable-current                                         126,400           --
         Customers Credits                                            281,492           --
                                                                  -----------    -----------
                   Total current liabilities                        5,063,066         21,800

Note Payable - Long term                                              138,922           --

COMMITMENTS

STOCKHOLDERS' EQUITY
         Class A convertible preferred stock, $1 par value;
         authorized shares, 25,000,000; issued
         and outstanding shares, 2,000,000 in 2000, -0- in 1999     2,000,000           --
         Common stock, $.001 par value;
         Authorized shares 100,000,000; issued and outstanding
         59,291,000 in 2000, 55,281,000 in 1999                        59,294         55,284
         Additional paid in capital                                 4,008,706        777,716
         Advance subscription                                         422,781           --
         Accumulated deficit                                       (1,759,284)      (298,250)
                                                                  -----------    -----------
                   Total stockholders' equity                       4,731,497        534,750

                                                                  -----------    -----------
                                                                  $ 9,933,485    $   556,550
                                                                  ===========    ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

                                             2000                        1999
                                     ------------                ------------

Net revenue                          $    190,271                $       --

Total operating expenses                1,649,297                     297,450
                                     ------------                ------------
Loss from Operations                   (1,459,026)                   (297,450)

Non-Operating Income (expense):
           Interest expense                  (408)                       --
                                     ------------                ------------
Loss before income taxes               (1,459,434)                   (297,450)

Provision for income taxes                  1,600                         800
                                     ------------                ------------
Net Loss                             $ (1,461,034)               $   (298,250)
                                     ============                ============

Basic weighted average number of
    common stock outstanding*          57,256,479                   2,476,068
                                     ============                ============

Basic net Loss per share             $      (0.03)               $      (0.12)
                                     ============                ============

Diluted weighted average number of
    common stock outstanding*          57,369,834                   2,476,068
                                     ============                ============

Diluted net Loss per share           $      (0.03)               $      (0.12)
                                     ============                ============

* The Basic and diluted weighted average number of common stock outstanding have been adjusted retroactively to effect recapitalization upon reverse merger on December 31, 1999 and forward stock split of 3:1 on July 25, 2000 and 2:1 on November 20, 2000.

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           THAON COMMUNICATIONS, INC.
                         (FORMERLY, CASTPRO.COM, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 2000 & 1999
                                 (SPLIT TABLE)

                                                                Preferred Stock                       Common Stock
                                                                ---------------                       ------------
                                                           Number of                      Number of                   Additional
                                                             Shares         Amount          Shares       Amount    paid in capital
                                                           ---------   ---------------   -----------   -----------   -----------

Recapitalization upon reverse merger                            --     $          --       2,331,000   $       389   $      (389)

Issuance of Common stock in exchange for LLC shares             --                --      48,000,000         8,000          --

Issuance of Common stock for satisfaction of debt               --                --       4,950,000           825       824,175

Net Loss for year ended December 31, 1999                       --                --            --            --            --

To effect forward stock split                                   --                --            --          46,070       (46,070)

                                                           ---------   ---------------   -----------   -----------   -----------
Balance, December 31, 1999                                      --                --      55,281,000        55,284       777,716

Issuance of Common stock for consulting services                --                --         200,000           200        99,800

Issuance of Common stock for satisfaction of debt               --                --       3,810,000         3,810       631,190

Issuance of preferred stock in exchange for
    PTS TV shares                                          2,000,000         2,000,000          --            --       2,500,000

Advance subscription for Common stock                           --                --            --            --            --

Net Loss for year ended December 31, 2000                       --                --            --            --            --

                                                           ---------   ---------------   -----------   -----------   -----------
Balance, December 31, 2000                                 2,000,000   $     2,000,000    59,291,000   $    59,294   $ 4,008,706
                                                           =========   ===============   ===========   ===========   ===========

                                                           Advance     Accumulated    Stockholders'
                                                         Subscription    Deficit         Equity
                                                         -----------   -----------    -----------
Recapitalization upon reverse merger
                                                         $      --     $      --      $      --
Issuance of Common stock in exchange for LLC shares
                                                                --            --            8,000
Issuance of Common stock for satisfaction of debt
                                                                --            --          825,000
Net Loss for year ended December 31, 1999
                                                                --        (298,250)      (298,250)
To effect forward stock split
                                                                --            --             --

Balance, December 31, 1999                               -----------   -----------    -----------
                                                                --        (298,250)       534,750
Issuance of Common stock for consulting services
                                                                --            --          100,000
Issuance of Common stock for satisfaction of debt
                                                                --            --          635,000
Issuance of preferred stock in exchange for
    PTS TV shares
                                                                --            --        4,500,000
Advance subscription for Common stock
                                                             422,781          --          422,781
Net Loss for year ended December 31, 2000
                                                                --      (1,461,034)    (1,461,034)

Balance, December 31, 2000                               -----------   -----------    -----------
                                                         $   422,781   $(1,759,284)   $ 4,731,497
                                                         ===========   ===========    ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

                                                                             2000           1999
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Loss                                                   $(1,461,034)   $  (298,250)
           Adjustments to reconcile net loss to net cash used in
           operating activities (net of acquisitions):
                      Depreciation and amortization                        94,411         32,297
                      Issuance of shares for consulting services          100,000          8,000
                      (Increase) / decrease in current assets:
                                 Media receivable                         (12,744)          --
                                 Prepaid expenses                          28,857        (44,124)
                                 Deposits                                  71,355       (103,244)
                                 Other assets                              (2,150)        (1,433)
                      Increase / (decrease) in current liabilities:
                                 Accounts payable                         179,039           --
                                 Accrued expenses                         125,001         26,700
                                 Media payable                             60,644
                                                                      -----------    -----------
                      Net cash used in operating activities              (816,621)      (380,054)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
                      Cash received from acquisition of business           15,121           --
                      Acquisition of property & equipment                (350,345)      (314,003)
                                                                      -----------    -----------
                      Net cash used in investing activities              (335,224)      (314,003)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                      Net proceeds from Loans                             630,200        825,000
                      Proceeds from sale of common stock                     --             --
                      Advance subscription                                422,781           --
                                                                      -----------    -----------
                      Net cash provided by financing activities         1,052,981        825,000
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                         (98,864)       130,943

CASH & CASH EQUIVALENT, BEGINNING BALANCE                                 130,943           --
                                                                      -----------    -----------

CASH & CASH EQUIVALENT, ENDING BALANCE                                $    32,079    $   130,943
                                                                      ===========    ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company was originally incorporated under the name Engineering Services, Inc. ( a Nevada Corporation), on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November, of 1998. The Company was originally engaged in the activity of seeking and developing mining properties and has been inactive after 1991, and became essentially a dormant shell without assets or liabilities. On November 29, 1999, the Company changed its name to Castpro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of Castpro.com, LLC, a newly organized California corporation formed to conduct the web cast business, in exchange for the issuance of 8,000,000 additional shares of its Common Stock. On December 29, 2000, the Company entered into a stock for stock exchange, whereby it acquired all of the outstanding stock of Prime Time Media Solutions, a Texas corporation
(PTS) doing business of acquiring and selling media time. On November 27, 2000, the Company changed its name to Thaon Communication, Inc. Prior to October 1, 2000, the Company was a development stage company.

Quinntal, International (California Incorporated) was formed on January 12, 1999. Quinntal, International changed its name to CASTPRO.COM, LLC ("LLC") on August 6, 1999. The LLC is a provider of live, on-location digital web cast productions for corporations and major event marketers. The LLC specializes in streaming media production of concerts, tradeshows, interviews, sporting events and movie premiers. The LLC also produces streaming media for key business-related events such as shareholders meetings, press release and earnings announcements, product launches and training sessions.

PTS was formed on May 23, 1996. PTS is a diversified media company specializing in reaching targeted audiences. PTS buys media time from various broadcasting networks and sells to its clients. PTS markets products and services, which it develops, licenses exclusively or distributes for third parties, utilizing network and cable television, radio, newspapers, magazines, and the Internet.


2.     PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Thaon Communication, Inc. and its wholly owned subsidiaries CASTPRO.COM, LLC and Prime Time Media Solutions. All significant inter-company transactions and balances have been eliminated for the year ended December 31, 2000 and 1999.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property & Equipment

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The implementation of this standard did not have any impact on the Company's financial statements.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Media Receivable

Media receivable represents media time invoiced and already aired through the year end.

Prepaid Media Expenses

Prepaid Media Expenses represents purchased television airtime scheduled to air subsequent to the balance sheet date.

Media Payables

Media payables represents television time aired and payable to a broadcasting network but not paid through the year end.

Customer credits

Customer credits represents advance payments by customers or credit issued to customer for media time already aired.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Deferred media revenue

Deferred media revenue represents media time invoiced to the customers but to be aired in the subsequent year.

Web site development costs

In March 2000, the Emergency Issues Task Force (EITF) of FASB issued its consensus under EITF-00-02. Per the consensus, certain costs incurred in the development of a Web site should be capitalized. According to the EITF, those costs incurred in developing a software program should be capitalized in accordance with Statement of Position (SOP) 98-1, "Accounting for the costs of Computer Software Developed or obtained for internal use". Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. The Company expenses web site development costs, which are allocated for preliminary project development, web site general and maintenance.

Costs of start-up activities

In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The implementation of this standard did not have a material impact on the Company's financial statements.

Goodwill

The Company continually monitors its goodwill to determine whether any impairment of this asset has occurred. In making such determination with respect to goodwill, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. Goodwill is being amortized on the straight-line basis over 15 years. As of December 31, 2000, goodwill was $5,871,861.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

technological feasibility and the general availability of such software has been
short.   Consequently,   costs  otherwise   capitalizable   after  technological
feasibility is achieved are generally expensed because they are insignificant.

Revenue Recognition

Revenue is recognized when earned. Web conferencing customers are charged a fee based on each participant's actual time on the conference, which is recognized as revenue upon completion of the conference. Customers are charged a fee to upload visuals for web conferences, which is also recognized as revenue upon completion of the conference.

Web streaming customers are charged for content encoding and hosting. Content encoding is the conversion of the customer's media into formats which can be accessed over the internet using widely available media players and, for some customers, indexing the media to facilitate search and reporting capabilities. Revenue from content encoding is recognized when the content is available for viewing over the Internet. Hosting is the maintenance of the content on the Company's servers and, for some customers, providing access to information about content usage. Revenue related to content hosting is recognized ratably over the hosting period.

PTS recognizes revenue for media placement services when the advertisement is aired. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for concessions and bad debts. Cost of revenue includes direct costs to buy media placement services. PTS recognizes a corresponding expense in Costs of Revenues as station media expense.

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for bad debts as of December 31, 2000 and 1999, amounted to $609,341 and ___ $-0-, respectively.

Advertising

The Company expenses advertising costs as incurred.

Segment Reporting

Thaon Communication, Inc. allocates resources and assesses the performance of its sales activities as one segment. During the years ended December 31, 2000 and 1999, the Company only operated in one segment therefore segment disclosure has not been presented.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Issuance of Shares for Service

Valuation of shares for services is based on the estimated fair market value of the services performed.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not applicable to the Company.

In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards (SFAS) No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that raises or Holds Contributions for Others." This statement is not applicable to the Company.

In June 1999, the FASB issued Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of Revenue recognition.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a no compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation


4.     NOTES RECEIVABLE

As of December 31, 2000, the Company has a note receivable from a Company related through common management, amounting $852,931. The Note is interest free, secured by the inventory and due by September 30, 2001.

As of December 31, 2000, the Company has a note receivable from an officer amounting $15,545. The note is unsecured, interest free and due on demand.

As of December 31, 2000, the company has a note receivable amounting $231,660, which is interest free, unsecured and due by April 3, 2002.


5.     PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost or fair values at the date of acquisition and, in the case of equipment under capital lease, the present value of minimum lease payments. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

             Equipment and Computers                5 years
             Leasehold Improvements                 5 years (term of lease)
             Furniture, Fixtures and Vehicles       5 years

Property and equipment consists of the following:

                                                    2000         1999
                                              ----------   ----------
             Computer                         $  240,960   $   66,388
             Equipment                           266,125      234,713
             Furniture and fixtures               33,500       11,002
             Vehicles                            520,861        1,900
             Leasehold improvements                5,445         --
                                              ----------   ----------
                                               1,066,891      314,003
             Less: accumulated depreciation
               & amortization                    305,789       32,297
                                              ----------   ----------

             Property & Equipment (net)       $  761,102   $  281,706
                                              ==========   ==========



6.     NOTES PAYABLE

The Company has a note payable on December 31, 2000 amounting $50,000, which is non interest bearing, unsecured, and due on demand.

The Company has a note payable on December 31, 2000 amounting $47,412, is unsecured, bears an interest rate of 10% per year and is due by August 25, 2000.

The Company has Notes payable under various capital leases amounting $167,910. The notes are secured by the assets being leased, bear interest rates ranging from 7.2% to 17.7% and are due by various dates through May 15, 2005. The monthly installment ranges from $80 to $680. Total current portion of the capital lease obligation is $28,988.

The current maturity of notes payable, including capital lease obligations, is as follows:

                Year Ended December 30
                ----------------------
             2001              $126,400
             2002                31,740
             2003                44,012
             2004                49,696
             2005                13,474
                               --------
            TOTAL              $265,322
                               ========

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

7.     INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2000, the Company incurred net operating losses for tax purposes of approximately $1,760,000. Differences between financial statement and tax losses consist primarily of depreciation was immaterial at December 31, 2000. The net operating loss carryforwards may be used to reduce taxable income through the year 2015. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2005. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net deferred tax asset balance as of December 31, 2000 was approximately $703,700. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carrytforwards cannot reasonably be assured.


8.     STOCKHOLDERS' EQUITY

Stock Split

On July 14, 2000, the Board of Directors of the Company declared a 3 for 1 forward stock split of the Company's common stock, effective July 21, 2000 for shareholders of record on July 17, 2000. On November 20, 2000, the Company effected a 2-for-1 stock split of its common stock and increased the number of authorized shares to 100,000,000. All share and per share data have been retroactively restated to reflect these stock split, change in the authorized shares.

Preferred Stock

On November 28, 2000, the Company amended its Certificate of Incorporation to provide for the issuance of preferred stock. The Company is authorized to issued 25,000,000 shares of Preferred stock of $1 par value. In connection with the acquisitions of PTS, the Company issued 2,000,000 shares of series A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of series A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTS. The Class A convertible Preferred stock shall be entitled to receive 6% per annum dividend, in preference to any other class. Class A convertible Preferred stock shall, at the option of the holder thereof, be convertible into fully paid share of common stock, equal to

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

the par value of the Class A convertible Preferred stock being converted plus accrued and unpaid dividends, divided by 95% of the market price of the common stock. The Class A convertible Preferred stock shall be redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Class A convertible Preferred stock into common stock.

Common stock

On December 31, 1999, the company entered into a Share Exchange Agreement, whereby it acquired 400 shares of the common stock of LLC representing 100% of the LLC's outstanding common stock, from the LLC shareholders, in exchange of the issuance by the Company to the LLC Shareholders of 48,000,000 shares of the Company's Common Stock.

In 1999, the Company issued a total of 4,950,000 shares of its common stock to two of the Company's creditors, in exchange for the cancellation of $825,000 in principal and accrued interest owed by the Company to said entities.

In 2000, the Company issued a total of 3,810,000 shares of its common stock to the Company's creditors, in exchange for the cancellation of $635,000 in principal and accrued interest owed by the Company to said creditors.

In 2000, the Company issued a total of 200,000 shares of its common stock to a consultant against the consulting fees of $100,000.

Stock Options

The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock option. Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased by $174,147 in 2000. Basic and diluted net loss per share after recording the option cost would be $.029 per share. The weighted average fair value of the options granted during 2000 was estimated using the Black-Scholes option pricing model at $0.28, using the following assumptions:

                           Risk-free interest rate            6.0%
                           Expected life (years)              3
                           Expected volatility                101.3%
                           Expected dividends                 None

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

A summary of option transactions during the years ended December 31, 2000 is shown below:

Number of options outstanding on January 1, 2000                   --

Number of options granted in 2000                               630,000

Number of options outstanding on December 31, 2000              403,000

Number of options exercisable at December 31, 2000              403,000

Weighted average exercise price per share outstanding
       and per share exercisable                               $   1.10

Total compensation cost recognized in 2000
       for stock based compensation awards                     $   --

Grant date fair value of options granted in 2000               $174,147

Weighted average grant date fair value
      of options granted in 2000                               $   0.54

Weighted average remaining contractual
      life of options outstanding and exercisable              10 years

No options were exercised in 2000. During 2000, 230,000 options expired. No options were granted prior to January 1, 2000. The calculation of the fair values of the options, under the minimum value method, assumes that no corporate dividends will be issued prior to exercise of the options, and that the options will be exercised immediately prior to the exercise expiration date.

As of December 31, 2000, the Company has received $422,781 in Advance Subscription for 94,114 common shares to be issued subsequent to the year end.

9.     ACQUISITION

Effective December 31, 1999 the Company acquired 400 shares of Castpro LLC (representing 100% of all shares) for 48,000,000 shares of the Company. At the time of the business combination, the Company was an active public shell and had no assets or liabilities. Since the former controlling shareholders of the LLC controlled the Company after the business combination, the transaction has been accounted for as a reverse acquisition.

On December 29, 2000, the Company acquired all of the outstanding stock of PTS (a Texas Corporation) in exchange for 2,000,000 shares of series A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of series A convertible preferred stock which are deliverable subject to

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTS. The preferred stock was valued at $2.25 per share which approximates the per share market price of the common stock of the Company at the time of acquisition. The acquisition was accounted for by the purchase method of accounting. The results of operations of PTS and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $5,871,861.

The following un-audited pro forma financial information assumes the acquisition of PTS occurred at the beginning of the year in which the acquisition took place and, for comparative purposes, at the beginning of the immediately preceding year. These results have been prepared for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been made as discussed above. In addition, they are not intended to be a projection of future results (in thousands):


Year Ended
December 31, 2000 December 31, 1999
-----------------------------------------

       Revenues                         $    27,228,000    $   60,200,000
       Net income (loss)                $      (627,000)   $   (1,377,453)
       Net income per share - basic     $        (0.011)   $        (0.56)
       Net income per share - diluted   $        (0.011)   $        (0.31)


10.    COMMITMENTS

Operating Leases

The Company occupies certain office space and uses certain equipment and motor vehicles under lease agreements expiring at various dates through 2004. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance, and some contain renewal options. Total rent expense charged to operations was $90,096 in 2000, $18,540 in 1999.

Future minimum payments relating to operating leases are as follows (in thousands):

                                2001           $ 120,368
                                2002              55,490
                               -----           ---------
 Total future minimum lease payments           $ 175,858
                                               =========

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

11.    SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company did not pay any amount for tax or interest during the years ended December 31, 2000 and 1999.

The cash flow statements do not include following non-cash investing and financing activities:

(1) On July 14, 2000, the Board of Directors of the Company declared a 3 for 1 forward Stock split effective July 21, 2000. On November 20, 2000, the Company effected a 2-for-1 stock split of its common stock.

(2) Effective December 31, 1999 the Company acquired 400 shares of Castpro LLC (Representing 100% of all shares) for 48,000,000 shares of the Company.

(3) On December 29, 2000, the Company acquired all of the outstanding stock of PTS (a Texas Corporation) in exchange for 2,000,000 shares of series A convertible Preferred stock of the Company. The cash flow statements do not include acquisition of following assets and liabilities of PTS (the acquired Company):

                      Current assets                           $  3,212,287
                      Non-current assets                            223,462
                      Current liabilities                         4,642,464
                      Long term liabilities                         112,296

(4) The Company issued common stock against satisfaction of debt of $635,000 and $825,000 in the year ended December 31, 2000 and 1999, respectively.

                                   SIGNATURES

                           Thaon Communications, Inc.

                           By:/s/ Adam Anthony
                           -------------------
                                  Adam Anthony
                                  Adam Anthony, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                              Date
-----------                         ------                             ------
/s/ Adam Anthony           Chief Executive Officer,              April 5, 2001
    ------------           President and Director
    Adam Anthony          (Principal Executive Officer)


/s/ Robert S. McNeill      Chief Financial Officer,              April 5, 2001
    -----------------      Secretary and Director
    Robert S. McNeill     (Principal Financial Officer)


/s/ Mark Jones             Director                              April 5, 2001
    ----------
    Mark Jones