Form 10QSB
period 2001-03-31
THAON COMMUNICATIONS INC
filed 2001-05-15
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:                    March 31, 2001


                           Commission File No: 0-30583


                           THAON COMMUNICATIONS, INC.
                           --------------------------
        (Exact Name of small business issuer as Specified in its Charter)


         Nevada                                       87-0622329
------------------------------------       -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation)

        1543 West Olympic Boulevard, Sixth Floor, Los Angeles, Ca. 90015
        -----------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (213) 252-7050
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code


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

The number of shares of issuers Common Stock, par value .001, outstanding as of March 31, 2001 was 59,291,000 shares.

                                     PART I
                              FINANCIAL INFORMATION


Item 1            Financial Statements.
                  See Attached.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                     ASSETS
                                     ------
CURRENT ASSETS:
         Cash & cash equivalent                                    $    118,237
         Media receivable, net                                        2,096,293
         Prepaid expenses                                                37,146
         Prepaid media expenses                                         580,908
         Note receivable - related parties                              910,043
         Other current assets                                            10,782
                                                                   ------------
                       Total current assets                           3,753,409

PROPERTY AND EQUIPMENT, net                                             738,954

OTHER ASSETS:
         Note receivable - Others                                       319,154
         Goodwill, net                                                5,773,961
         Deposits                                                        33,322
                                                                   ------------
                                                                   $ 10,618,800
                                                                   ============


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
         Accounts payable                                          $    299,264
         Accrued expenses                                               208,020
         Media payable                                                3,209,821
         Deferred media revenue                                       1,294,063
         Note payable-current                                           181,115
         Customers Credits                                              370,593
                                                                   ------------
                       Total current liabilities                      5,562,876

Note Payable - Long term                                                136,385

COMMITMENTS

STOCKHOLDERS' EQUITY
         Class A convertible preferred stock, $1 par value;
         authorized shares, 25,000,000; issued
         and outstanding shares, 2,000,000                            2,000,000
         Common stock, $.001 par value;
         Authorized shares 100,000,000; issued and outstanding
         59,291,000                                                      59,905
         Additional paid in capital                                   4,547,609
         Advance subscription                                           422,781
         Accumulated deficit                                         (2,110,756)
                                                                   ------------
                       Total stockholders' equity                     4,919,539

                                                                   ------------
                                                                   $ 10,618,800
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                       2001            2000
                                                   ------------    ------------

Net revenue                                        $  9,300,561    $      1,500

Cost of revenues                                      8,547,570            --
                                                   ------------    ------------

Gross profit                                            752,991           1,500

Operating expenses                                    1,098,187         274,731
                                                   ------------    ------------

Loss from Operations                                   (345,196)       (273,231)

Non-Operating Income (expense):
           Interest expense                              (5,087)           --
           Other                                          1,211            --
                                                   ------------    ------------
           Total non-operating income (expense)          (3,876)           --

Loss before income taxes                               (349,072)       (273,231)

Provision for income taxes                                2,400             800

                                                   ------------    ------------
Net Loss                                           $   (351,472)   $   (274,031)
                                                   ============    ============

Basic weighted average number of
                                                   ------------    ------------
    common stock outstanding*                        57,256,479      55,281,000
                                                   ============    ============

Basic net Loss per share                           $      (0.01)   $     (0.005)
                                                   ============    ============

Diluted weighted average number of
                                                   ------------    ------------
    common stock outstanding*                        57,369,834       2,476,068
                                                   ============    ============

Diluted net Loss per share                         $      (0.01)   $      (0.11)
                                                   ============    ============

* The Basic and diluted weighted average number of common stock outstanding have been adjusted retroactively to effect recapitalization upon reverse merger on December 31, 1999 and forward stock split of 3:1 on July 25, 2000 and 2:1 on November 20, 2000.

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                  2001                     2000
                                                                                ---------               ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Loss                                                              $(351,472)              $(274,031)
          Adjustments to reconcile net loss to net cash used in
          operating activities:
                     Depreciation and amortization                                146,004                  18,777
                     (Increase) / decrease in current assets:
                               Media receivable                                  (382,443)                   --
                               Prepaid expenses                                    (4,182)                 18,566
                               Prepaid media expenses                            (203,966)                   --
                               Deposits                                              --                    69,922
                               Other assets                                           447                     119
                     Increase / (decrease) in current liabilities:
                               Accounts payable                                    46,612                    --
                               Accrued expenses                                    33,065                  26,215
                               Media payable                                      (18,874)                   --
                               Deferred media revenue                             295,191                    --
                               Customers Credits                                   89,101                    --
                                                                                ---------               ---------
                     Net cash used in operating activities                       (350,517)               (140,432)
                                                                                ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                     Increase in note receivable                                 (129,061)                   --
                     Acquisition of property & equipment                          (25,956)               (276,057)
                                                                                ---------               ---------
                     Net cash used in investing activities                       (155,017)               (276,057)
                                                                                ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Net proceeds from Loans                                       52,178                 635,000
                     Proceeds from sale of common stock                           539,514                    --
                     Advance subscription                                            --                      --
                                                                                ---------               ---------
                     Net cash provided by financing activities                    591,692                 635,000
                                                                                ---------               ---------

NET INCREASE IN CASH & CASH EQUIVALENT                                             86,158                 218,511

CASH & CASH EQUIVALENT, BEGINNING BALANCE                                          32,079                 130,943
                                                                                ---------               ---------

CASH & CASH EQUIVALENT, ENDING BALANCE                                          $ 118,237               $ 349,454
                                                                                =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                                   7,000                    --
                                                                                =========               =========

Interest paid                                                                       3,710                    --
                                                                                =========               =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

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

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

3.     STOCKHOLDERS' EQUITY

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

Preferred Stock

On November 28, 2000, the Company amended its Certificate of Incorporation to provide for the issuance of preferred stock. The Company is authorized to issued 25,000,000 shares of Preferred stock of $1 par value. In connection with the acquisitions of PTS, the Company issued 2,000,000 shares of series A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of series A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTS. The Class A convertible Preferred stock shall be entitled to receive 6% per annum dividend, in preference to any other class. Class A convertible Preferred stock shall, at the option of the holder thereof, be convertible into fully paid share of common stock, equal to the par value of the Class A convertible Preferred stock being converted plus accrued and unpaid dividends, divided by 95% of the market price of the common stock. The Class A convertible Preferred stock shall be redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Class A convertible Preferred stock into common stock.

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

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

In 2000, the Company issued a total of 3,810,000 shares of its common stock to the Company's creditors, in exchange for the cancellation of $635,000 in principal and accrued interest owed by the Company to said creditors.

In 2000, the Company issued a total of 200,000 shares of its common stock to a consultant against the consulting fees of $100,000.

In the three month period ended March 31, 2001, the Company issued 675,000 shares for $539,514.

Advance Subscriptions

As of December 31, 2000, the Company has received $422,781 in advance subscription for 94,114 common shares to be issued subsequent to the year end.


4.     ACQUISITION

On December 29, 2000, the Company acquired all of the outstanding stock of PTS (a Texas Corporation) in exchange for 2,000,000 shares of series A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of series A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTS. The preferred stock was valued at $2.25 per share which approximates the per share market price of the common stock of the Company at the time of acquisition. The acquisition was accounted for by the purchase method of accounting. The results of operations of PTS and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $5,871,861. The goodwill is being amortized over 15 year period. Total accumulated amortization for goodwill on March 31, 2001, amounted to $97,900.


5.       SUBSEQUENT EVENT

On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company in exchange for 1,000,000 shares of Series B convertible preferred stock. LBC provides law firms, corporations and insurance companies with quality, consistency, and reliability in the creation, review, storage, and presentation of video, particularly the video documentation and storage of legal depositions. LBC offers products that utilize cost and time saving technologies that provide real time interactivity and allow attorneys to view legal events such as depositions, hearings, and trials remotely over the Internet.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


6.      BASIS OF PREPARATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2000 was filed on April 5, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Item 2            Management's Discussion and Analysis or Plan of Operations


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

Thaon Communications, Inc. is a holding company structured to take advantage of emerging opportunities as a result of the implementation of new technology in the worldwide communications industry. Thaon's corporate family is based on a business model that joins the strength of high revenue companies with the development of advanced technologies that can be practically applied in the marketplace. This structure has a tangible effect on future growth and should positively affect earnings as the technology is introduced into the existing business stream. Thaon's two wholly owned subsidiaries are CastPro.com and Prime Time Media Solutions:

CastPro provides Live Webcasting and Video On Demand (V.O.D.) services. Its' mobile production units (MPU) utilize Remote Wireless Webcasting Technology
(RWWT) that reduce the cost and time of delivery for on-location live web casts. The company currently maintains two MPU's, as well as a live digital production studio and professional editing suite in downtown Los Angeles, California with wireless footprints throughout L.A. and also in Las Vegas. Satellite access through partnerships with satellite providers are available to provide broader live coverage when needed;

 Prime Time Media Solutions is a television media planning and placement agency company located in San Luis Obispo, California. Prime Time provides both long form and short form television advertising placement for their customers. Prime Time offers a broad range of consulting services for optimum advertising placement of their clients media. Prime Time has developed several in house analysis tools to continuously monitor media placement services offered, thereby allowing for the timely adjustments to media campaigns to optimize results.

RESULTS OF OPERATIONS The following sections discuss the results of operations for the first quarter ended March 31, 2001 compared to the results of operations for the first quarter ended March 31, 2000.

FIRST QUARTER 2001 vs. FIRST QUARTER 2000. Net sales for first quarter ended March 31,2001 were $9,300,560 versus $1,500 in sales for the first quarter ended March 31,2000. Gross Profit for the first quarter ended March 31, 2001 totaled $752,991 vs. zero for the quarter ended March 31,2000. The net loss for the quarter ended March 31,2001 was $345,196 compared to a net loss of $273,231 for the first quarter ended March 31,2000. The net losses can be attributable to increased overhead and start up expenses associated with the developmental stage period of CastPro.com, in addition to moving expenses related to the corporate headquarters move to downtown Los Angeles where the CastPro studio is located, higher auditing costs associated with auditing the books and records of Prime Time Media Solutions following the acquisition and higher design and printing expenses for the company's annual report to shareholders. On a per share basis the net operating loss attributable common stock was $.01 at March 31, 2001 as compared to $.11 at March 31,2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, Thaon had $118,237 in cash and cash equivalents, an increase of $86,158 from the balance at December 31, 2000. Media Receivables at March 31,2001 totaled $2,096,293 compared to $1,713,850 at December 31,2000, an increase of $382,443 during the quarter. During the three months ended March 31, 2001, Thaon experienced negative cash flow from operating activities of $350,517. The net loss for the quarter of $351,472 was partially offset by net loan proceeds of $52,178 and proceeds from the sale of the company's common stock, on a private placement basis of $539,692. The company used $155,017 for investing activities, primarily in fixed assets, consisting of state of the art webcasting production equipment and additional equipment for the two state of the art mobile production units for remote, on location webcasting. Accounts receivable at March 31,2001 consist mainly of media receivables of Prime Time Media Solutions. Prepaid media expenses of $580,908 and Note receivable - related parties of $910,043 are related to Prime Time. The Note receivable - related parties is secured by inventory of a related company, which inventory is valued, on a lower of cost or market, equivalent to the note amount. Property and Equipment of $738,954 at March 31,2001 compares to $761,102 at December 31, 2000 and consists of computer equipment, office equipment and webcast production equipment as discussed above. It is not anticipated that future capital expenditures will increase substantially. Net receivable - Others of $319,154 consists of a note issued by a client of Prime Time for services performed and is deemed collectable in full. Goodwill of $5,773,961 is a result of the acquisition of Prime Time Media Solutions and represents the difference between the cost of the company acquired and the net assets at the time of acquisition. Thaon issued 2,000,000 shares of Class A convertible preferred stock, $1.00 par value, for the acquisition, with an additional 1,000,000 shares, held in an escrow account, to be issued upon Prime Time achieving certain operating goals in the year 2001. Approximately $2,500,000 in the goodwill account represents the difference in par value of the Class A convertible preferred stock and the market value of Thaon at the time of the acquisition. Thaon believes that the goodwill number has value since Prime Time operations contributed in excess of $27,000,000 in revenue and profits of $681,000 to the company in the year 2000, and $9,300,561 in revenue and profits of $264,772 in the first quarter 2001.. The deficit working capital position, which improved by $218,999 during the quarter will be addressed by operating profits in addition to private placement of Thaon common stock should management feel it necessary to raise additional capital.

                                OTHER INFORMATION

Item 1.           Legal Proceedings.
                  None.

Item 2.           Changes in Securities.
                  Not Applicable.

Item 3.           Defaults Upon Senior Securities
                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  None.

Item 5.           Other Information.
                  Not Applicable

Item 6.           Exhibit and Reports on Form 8-K

A.       Exhibits:
                           None.
B.       Reports on Form 8-K:

                                  Document Item

                           8K 02/07/01                        5
                           8K 03/16/01                        4
                           8KA 03/23/01                       4
                           8KA2 03/28/01                      4
                           8K 04/20/01                        5
                           8KA 04/22/01                       5
                           8KA 04/24/01                       5
                           8KA 05/03/01                       7

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THAON COMMUNICATIONS, INC.
                           --------------------------
                                   Registrant
                                   ----------




Date:    May 15, 2001      By:  /S/ Robert McNeill
                                ------------------
                                    Robert McNeill, Chief Financial Officer