Form 10QSB
period 2001-06-30
THAON COMMUNICATIONS INC
filed 2001-08-20
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2001


                           Commission File No: 0-30583


                           THAON COMMUNICATIONS, INC.
                           --------------------------
        (Exact Name of small business issuer as Specified in its Charter)


         Nevada                                             87-0622329
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation)

        1543 West Olympic Boulevard, Sixth Floor, Los Angeles, Ca. 90015
        ----------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

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

                               Yes [X]     No [ ]

The number of shares of issuers Common Stock, par value .001, outstanding as of August 17, 2001 was 63,751,310 shares.

                                     PART I
                              FINANCIAL INFORMATION


Item 1            Financial Statements.
                  See Attached.


                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED BALANDE SHEET
                                 JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
         Cash & cash equivalents                              $    174,943
         Media receivable, net                                   1,169,001
         Accounts receivable                                       297,659
         Inventory                                                 478,019
         Prepaid expenses                                          265,314
         Prepaid media expenses                                      7,608
         Note receivable - related parties                         646,835
         Other current assets                                       43,002
                                                              ------------
                     Total current assets                        3,082,381

PROPERTY AND EQUIPMENT, net                                        861,595

OTHER ASSETS:
         Goodwill, net                                          12,238,846
         Deposits                                                  103,808
                                                              ------------
                                                              $ 16,286,630
                                                              ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                     $    705,648
         Accrued expenses                                          221,070
         Media payable                                           3,726,660
         Deferred media revenue                                     69,883
         Note payable-current                                      523,527
         Note payable-related parties                              298,468
         Advances                                                  422,781
         Dividends Payable                                          72,500
         Customers Credits                                          30,473
                                                              ------------
                     Total current liabilities                   6,071,010

Note Payable - Long term                                           198,715

COMMITMENTS

STOCKHOLDERS' EQUITY
         Class A convertible preferred stock, $1 par value;
         authorized shares, 25,000,000; issued
         and outstanding shares, 2,000,000                       2,000,000
         Class B convertible preferred stock, $1 par value;
         authorized shares, 25,000,000; issued
         and outstanding shares, 1,000,000                       1,000,000
         Common stock, $.001 par value;
         Authorized shares 100,000,000; issued
         and outstanding 62,442,541                                 62,443
         Additional paid in capital                             11,474,481
         Prepaid consulting fees                                (1,182,350)
         Accumulated deficit                                    (3,337,669)
                                                              ------------
                     Total stockholders' equity                 10,016,905

                                                              ------------
                                                              $ 16,286,630
                                                              ============


                  The accompanying notes are an integral part
                         of these financial statements

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                      2001             2000           2001            2000
                                                  ------------    ------------    ------------    ------------
Net revenue                                       $  7,918,035    $     59,485    $ 17,218,596    $     60,985

Cost of revenues                                     7,239,598            --        15,787,168            --
                                                  ------------    ------------    ------------    ------------

Gross profit                                           678,437          59,485       1,431,428          60,985

Operating expenses                                   1,458,023         324,101       2,556,210         598,832
                                                  ------------    ------------    ------------    ------------

Loss from Operations                                  (779,586)       (264,616)     (1,124,782)       (537,847)

Non-Operating Income (expense):
           Interest expense                             (3,188)           --            (8,275)           --
           Other                                         2,348            --             3,559            --
                                                  ------------    ------------    ------------    ------------
           Total non-operating income (expense)           (840)           --            (4,716)           --

Loss before income taxes                              (780,426)       (264,616)     (1,129,498)       (537,847)

Provision for income taxes                               2,400            --             4,800             800

                                                  ------------    ------------    ------------    ------------
Net Loss                                              (782,826)       (264,616)     (1,134,298)       (538,647)

Dividend requirement of Preferred stock                (72,500)           --           (72,500)           --

Loss applicable to Common shareholders            $   (855,326)   $   (264,616)   $ (1,206,798)   $   (538,647)
                                                  ============    ============    ============    ============

Basic weighted average number of
    common stock outstanding*                       61,066,401      55,281,000      60,183,605      55,281,000
                                                  ============    ============    ============    ============

Basic net Loss per share                          $      (0.01)   $      (0.00)   $      (0.02)   $      (0.01)
                                                  ============    ============    ============    ============

Diluted weighted average number of
    common stock outstanding*                       61,200,735      55,281,000      61,317,939      55,281,000
                                                  ============    ============    ============    ============

Diluted net Loss per share                        $      (0.01)   $      (0.00)   $      (0.02)   $      (0.01)
                                                  ============    ============    ============    ============

      * The Basic and diluted weighted average number of common stock outstanding have been adjusted retroactively to effect recapitalization upon reverse merger on December 31, 1999 and forward stock split of 3:1 on July 25, 2000 and 2:1 on November 20, 2000.


                  The accompanying notes are an integral part
                         of these financial statements

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                  2001          2000
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Loss                                                          $(1,134,298)   $  (538,647)
            Adjustments to reconcile net loss to net cash used in
            operating activities (net of acquisitions):
                        Depreciation and amortization                             382,751         83,002
                        Issuance of shares for compensation and
                            consulting services                                   173,212           --
                        (Increase) / decrease in current assets:
                                     Accounts receivable                           (1,961)       (38,310)
                                     Media receivable                             544,849           --
                                     Prepaid expenses                             369,583         41,692
                                     Deposits                                       2,383         66,455
                                     Other assets                                 (30,661)        (1,194)
                        Increase  / (decrease) in currentliabilities:
                                     Accounts payable                             341,048           --
                                     Accrued expenses                               8,557         14,839
                                     Deferred media revenue                      (928,989)          --
                                     Media payable                                497,965           --
                                     Customer Credits                            (251,298)          --
                                                                              -----------    -----------
                        Net cash used in operating activities                     (26,859)      (372,163)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
                        Cash received from acquisition of business                148,850           --
                        Acquisition of property & equipment                       (35,945)      (381,567)
                                                                              -----------    -----------
                        Net cash provided by (used in) investing activities       112,905       (381,567)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                        Proceeds from notes receivable                            464,230           --
                        Payments on notes payable                                (984,527)          --
                        Proceeds from sale of common stock                        577,115        689,900
                                                                              -----------    -----------
                        Net cash provided by financing activities                  56,818        689,900
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                142,864        (63,830)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                         32,079        130,943
                                                                              -----------    -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                       $   174,943    $    67,113
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                                   7,000           --
                                                                              ===========    ===========

Interest paid                                                                      15,137            132
                                                                              ===========    ===========


                  The accompanying notes are an integral part
                         of these financial statements

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company was originally incorporated under the name Engineering Services, Inc. (a Nevada Corporation), on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November of 1998. The Company was originally engaged in the activity of seeking and developing mining properties and has been inactive after 1991, and became essentially a dormant shell without assets or liabilities. On November 29, 1999, the Company changed its name to Castpro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of Castpro.com, LLC, a newly organized California corporation formed to conduct the web cast business, in exchange for the issuance of 8,000,000 additional shares of its Common Stock. On December 29, 2000, the Company entered into a stock for stock exchange, whereby it acquired all of the outstanding stock of Prime Time Media Solutions, a Texas corporation
(PTS) doing business of acquiring and selling media time. On November 27, 2000, the Company changed its name to Thaon Communications, Inc. Prior to October 1,
2000, the Company was a development stage company. On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company (LBC) in exchange for 1,000,000 shares of Series B convertible preferred stock. On May 8, 2001, the Company consummated the acquisition of EMG Visual Graphics, Inc. (EMG) in exchange for 300,000 restricted shares of the Company's common stock. On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. ("PTD") in exchange for 500,000 restricted shares of the Company common stock.

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

LBC was incorporated on May 9, 2000 in the State of Nevada under the name of PASOVIDEO.COM, Inc. LBC filed a certificate of amendment to change its name to Legal Broadcast Company on March 7, 2001. LBC provides law firms, corporations and insurance companies with service of the creation, review, storage, and presentation of video, including the video documentation and storage of legal depositions. LBC offers products that provide real time interactivity and allow attorneys to view legal events such as depositions, hearings, and trials remotely over the Internet.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

EMG was incorporated on June 6, 1996 in the State of California under the name of EMG Visual Graphics, Inc. EMG operates its business as Eclipse Marketing Group as well as EMG Visual Graphics, Inc. EMG is a full service sales and marketing consulting firm specializing in all aspects of the branding and promotional products business. Eclipse assists corporate clients with the design, product section, market segmentation, audience analysis, sourcing and fulfillment of premium and promotional products.

PTD was incorporated in the state of Nevada on March 5, 1999. PTD is also doing business as Kryptolight International. PTD is a direct marketing company with three new projects currently in development, which are now being test marketed.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2000 was filed on April 5, 2001 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.     PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Thaon Communication, Inc. and its wholly owned subsidiaries CASTPRO.COM, LLC, Prime Time Media Solutions, Legal Broadcast Company, EMG Visual Graphics, Inc. and Prime Time Distribution, Inc. All significant inter-company transactions and balances have been eliminated for the six months and three months ended June 30, 2001 and 2000.

3.     RECENT PRONOUNCEMENTS

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

4.     STOCKHOLDERS' EQUITY

Stock Split

On July 14, 2000, the Board of Directors of the Company declared a 3 for 1 forward stock split of the Company's common stock, effective July 21, 2000 for shareholders of record on July 17, 2000. On November 20, 2000, the Company affected a 2-for-1 stock split of its common stock and increased the number of authorized shares to 100,000,000. All share and per share data have been retroactively restated to reflect these stock split, change in the authorized shares.

Preferred Stock

On November 28, 2000, the Company amended its Certificate of Incorporation to provide for the issuance of preferred stock. The Company is authorized to issue 25,000,000 shares of Preferred stock of $1 par value. In connection with the acquisitions of PTS, the Company issued 2,000,000 shares of series A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of series A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTS. The Company also agreed to use its

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

best efforts to raise capital and contribute one third of such raise to the capital of PTS up to a maximum amount of $1,000,000. The Class A convertible Preferred stock shall be entitled to receive 6% per annum dividend, in preference to any other class. Class A convertible Preferred stock shall, at the option of the holder thereof, be convertible into fully paid share of common stock, equal to the par value of the Class A convertible Preferred stock being converted plus accrued and unpaid dividends, divided by 95% of the market price of the common stock. The Class A convertible Preferred stock shall be redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Class A convertible Preferred stock into common stock.

On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company (LBC). In connection with the acquisitions of LBC, the Company issued 1,000,000 shares of series B convertible preferred stock of the Company. Class B convertible Preferred stock shall be entitled to receive 6% per annum dividend payable in fully paid and nonassessable shares of the Company's common stock, in preference to any other class and in parity to any other class of preferred stock. Class B convertible Preferred stock shall, at the option of the holder thereof, be convertible into fully paid share of common stock, equal to the par value of the Class B convertible Preferred stock being converted plus accrued and unpaid dividends, divided by 95% of the market price of the common stock. The Class B convertible Preferred stock shall be redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Class B convertible Preferred stock into common stock. The Series B Preferred stocks are redeemable by the Company at any time at rate of $1.00 per share plus accrued and unpaid dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders the Series B Preferred stock are entitled to receive $1.00 per share before the holders of common stock and any other class or series of preferred stock issued to date.

Common stock

In 2000, the Company issued a total of 3,810,000 shares of its common stock to the Company's creditors, in exchange for the cancellation of $635,000 in principal and accrued interest owed by the Company to said creditors.

In 2000, the Company issued a total of 200,000 shares of its common stock to a consultant against the consulting fees of $100,000.

In the three month period ended June 30, 2001, the Company issued 300,000 restricted shares of its common stock in connection with the acquisitions of EMG Visual Graphic, 500,000 restricted shares of its common stock in connection with the acquisition of Prime Time Distribution, Inc., 339,600 shares of its

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

restricted common stock to a related party of LBC in exchange of settlement of debt amounting $424,500 and 150,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000.

During the second quarter of 2001, the Company issued common stocks in exchange of various services to following parties:

The Company issued 57,669 shares of common stock in exchange of rental charges amounting $90,000. The Company issued 33,333 shares of common stock in exchange of Legal services amounting $15,667. The Company issued 400,000 shares of common stock to a unrelated party for consulting service amounting $940,000 to be provided over five year period beginning April 2001. The Company issued 200,000 shares of common stock to a related party for consulting service amounting $224,000 to be provided over three year period beginning June 2001. The Company issued 100,000 shares of common stock to a unrelated party for consulting service amounting $112,000 to be provided over one year period beginning June 2001. The company issued 37,250 shares of common stock to various employees for compensation amounting $41,395. During the six month period ended June 30, 2001, the Company issued 631,289 shares of its common stock for cash amounting $577,115, net of commissions paid amounting $371,587.

Advance Subscriptions

As of March 31, 2000, the Company has received $422,781 in advance subscription for 94,114 common shares to be issued subsequent to the year-end. The Company has not issued any such shares through June 30, 2001. The advance subscription has been presented as a part of current liabilities in the financial statements as of June 30, 2001.

5.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

(1) On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company in exchange for 1,000,000 shares of Series B convertible preferred stock. In addition, the Company issued 339,600 shares of its restricted common stock to a related party of LBC in exchange of settlement of debt amounting $424,500.

(2)  On May 8, 2001,  the  Company  consummated  the  acquisition  of EMG Visual
     Graphics,  Inc.  (EMG) in  exchange  for 300,000  restricted  shares of the

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

     Company's common stock. The Company also issued 150,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000.

(3) On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. ("PTD") in exchange for 500,000 restricted shares of the Company common stock.

     The cash flow statement do not include acquisition of following assets and liabilities of the acquired companies:

                            Current assets             $   1,096,953
                            Non-current assets         $     260,855
                            Current liabilities        $   1,794,757
                            Long term liabilities      $     176,031

(4) During the three month period ended June 30, 2001, the Company issued 828,252 shares of common stock to various parties for compensation, consulting, rental and legal services amounting $173,212 and prepaid consulting fees of $1,182,350 and prepaid rental expense of $67,500.

6.     ACQUISITION

On December 29, 2000, the Company acquired all of the outstanding stock of PTS (a Texas Corporation) in exchange for 2,000,000 shares of Class A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of Class A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTS. The preferred stock was valued at $2.25 per share which approximates the per share market price of the common stock of the Company at the time of acquisition. The acquisition was accounted for by the purchase method of accounting. The results of operations of PTS and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $5,871,861.

On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company in exchange for 1,000,000 shares of Series B convertible preferred stock. The Company also agreed to issue one share of its Class B Preferred Stock for each dollar of the LBC's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. The maximum number of shares under such arrangement could be issued is up to 1,000,000 shares Class B Preferred Stock. Under the agreement, the president of LBC received 200,000 restricted common stock of the Company and is to be issued additional 200,000 restricted common stock, six months after the closing, for taking a seat on the Management Advisory Board of the Company. Pursuant to

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

the agreement, the Company issued 339,600 shares of its restricted common stock to a related party of LBC in exchange of settlement of debt amounting $424,500. The Company agreed to reserve 235,000 shares of its restricted common stock for issuance to individual key employees. The acquisition was accounted for by the purchase method of accounting. The results of operations of LBC and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $4,251,446.

On May 8, 2001, the Company consummated the acquisition of EMG Visual Graphics, Inc. (EMG) in exchange for 300,000 restricted shares of the Company's common stock. The Company also agreed to issue one share of its common Stock for each dollar of the EMG's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. The maximum number of shares under such arrangement could be issued is up to 1,000,000 shares of common stock. Pursuant to the agreement, the Company issued 150,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000. The acquisition was accounted for by the purchase method of accounting. The results of operations of EMG and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $1,128,983.

On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. ("PTD") in exchange for 500,000 restricted shares of the Company common stock. The Company also agreed to issue one share of its common Stock for each dollar of the PTD's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. The maximum number of shares under such arrangement could be issued is up to 10,000,000 shares of common stock. The acquisition was accounted for by the purchase method of accounting. The results of operations of PTD and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $1,261,244.

The goodwill is being amortized over 15-year period. Total amortization of goodwill for the six month ended June 30, 2001 is $274,688.

7.     BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and six month periods ended June 30, 2001 and 2000 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. 134,334 shares of Common stock to be

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

issued are regarded as common stock equivalents and are considered in diluted net loss per share calculations. Diluted loss per share is equal to the basic loss per share because the assumed conversion of the Series A and B preferred stock and the assumed exercise of outstanding stock purchase options have not been included as the effect would be anti-dilutive.

8.     SUBSEQUENT EVENT

On July 2, 2001, Mark Jones, President of Prime Time Media Solutions (PTS), a wholly owned subsidiary of the Company, and a Director of the Company and Chuck Cody, Vice President of PTS resigned their positions with the respective companies. PTS has filed suit against Messrs. Jones and Cody, alleging that they are in breach of their employment agreements with PTS. On July 9, 2001, PTS was granted a Temporary Restraining Order that forbids Jones, Cody and their new entity from soliciting PTS clients and/or employees or competing with PTS in any way. The Temporary Restraining Order remains in effect. A motion for a Preliminary injunction was granted on July 30, 2001.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

Thaon Communications, Inc. is a holding company structured to take advantage of emerging opportunities as a result of the implementation of new technology in the worldwide communications industry. Thaon's corporate family is based on a business model that joins the strength of high revenue companies with the development of advanced technologies that can be practically applied in the marketplace. This structure has a tangible effect on future growth and should positively affect earnings as the technology is introduced into the existing business stream. During the second quarter of 2001, the company acquired 100% of the outstanding stock of three additional companies; Legal Broadcast Company, Eclipse Marketing Group and Prime Time Distribution.

Thaon now operates through five wholly owned subsidiaries:

CastPro provides Live Webcasting and Video On Demand (V.O.D.) services. The company currently maintains a live digital production studio and professional editing suite in downtown Los Angeles, California.

Prime Time Media Solutions is a television media planning and placement agency company located in San Luis Obispo, California. Prime Time provides both long form and short form television advertising placement for their customers. Prime Time offers a broad range of consulting services for optimum advertising placement of their clients' media. Prime Time has developed several in house analysis tools to continuously monitor media placement services offered, thereby allowing for the timely adjustments to media campaigns to optimize results.

Legal Broadcast Company (LBC) is a provider of video documentation and storage for the legal, insurance and corporate business sectors. LBC provides law firms, corporations and insurance companies with quality, consistency, and reliability in the creation, review, storage and presentation of video, particularly the video documentation and storage of legal depositions. The legal video production business is rapidly expanding market with substantial profit margins and limited competition.

Eclipse Marketing Group is a full service sales and marketing consulting firm specializing in all aspects of the branding and promotional products business.

Prime Time Distribution (PTD) is a direct marketing company with two new projects currently in the testing phase. Prime Time Distribution was owned in a majority by the same group of shareholders that owned Prime Time Media Solutions before it was acquired by Thaon..

RESULTS OF OPERATIONS The following sections discuss the results of operations for the second quarter ended June 30, 2001 compared to the results of operations for the second quarter ended June 30, 2000, and for the six months ended June 30, 2001 compared to the results of operations for the six months ended June 30, 2000.

SECOND QUARTER 2001 vs. SECOND QUARTER 2000. Net sales for the second quarter ended June 30, 2001 amounted to $7,918,035 compared to net sales of $59,485 for the second quarter ended June 30, 2000. Gross profit for the second quarter ended June 30, 2001 totaled $678,437 compared to gross profit of $59,485 for the second quarter ended June 30, 2000. The net loss before dividends appropriation for Preferred stockholders, for the second quarter ended June 30, 2001 amounted to $782,826 verses a net loss of $264,616 to the second quarter ended June 30, 2000. The increase in sales for the second quarter is attributable to the contribution of Prime Time Media Solutions which was acquired on December 29, 2000, and whose results are reflected for the entire quarter. The net loss of $782,826 can be attributed to the cash and non cash expenses associated with the three acquisitions during the quarter, increase in consulting fees associated with future growth and acquisition targets for the Company and the increased overhead at CastPro due to the increase in staff associated with the announced prelaunch of it's internet based television network, e-marketslive.tv. On a per share basis, the basic and diluted net operating loss attributable to common stock was $.01 for the quarter ended June 30, 2001 as compared to $.005 for the quarter ended June 30, 2000.

SIX MONTHS 2001 vs. SIX MONTHS 2000. Net sales for the six months ended June 30, 2001 were $17,218,596 compared to net sales of $60,085 for the first six months of 2000. Gross profit for the six months ended June 30, 2001 totaled $1,431,428 verses gross profit of $60,985 for the six months ended June 30,2000. The net loss before dividends appropriation for Preferred stockholders for the six months ended June 30, 2001 amounted to $1,134,298 compared to a net loss of $538,647 for the same period ended June 30, 2000. The increase in sales for the six months ended June 30,2001 is attributable to the contribution of Prime Time Media Solutions. The results of the three subsidiaries acquired during the period is not significant due to the timing of the closing date of those acquisitions in late May, 2001. The net loss of $1,134,298 is attributable to the cash and non cash expenses associated with the three acquisitions during the quarter and the increased overhead at CastPro as discussed above and amortization of goodwill. On a per share basis, the net operating loss attributable to common stock was $.02 per share for the six months ended June 30, 2001 as compared to $.01 for the six months ended June 30,2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, Thaon had $174,943 in cash and cash equivalents, and increase of $142,864 from December 31, 2000. Media Receivables at June 30, 2001 totaled $1,169,001 compared to $1,713,850 at December 31, 2000. Accounts Receivable at June 30, 2001 totaled $297,659 compared to zero at December 31, 2000. Inventory at June 30, 2001 was $478,019 verses zero on December 31,2000. Thaon experienced negative cash flow from operating activities of $26,859 for the first six months. The net loss for the six months of $1,134,298 was partially offset by net loan proceeds of $464,230 and proceeds from the sale of the company's common stock on a private placement basis of $577,115. Investing activities during the quarter were $35,945 consisting of streaming equipment for the CastPro studio. Net Property and Equipment of $861,595 at June 30, 2001 compares to $761,102 at December 31,2000 and consists of computer equipment, office equipment and web cast production equipment. The increase is due to the acquisitions of subsidiaries. It is not anticipated that capital expenditures will increase substantially in future periods. Goodwill of $12,238,846 is a result of the acquisitions during the period and represents the difference between the cost (based upon the market price of Thaon stock) of the companies acquired and the fair value of net assets of the companies acquired at the time of acquisition. Prime Time Media Solutions was acquired for 2,000,000 shares of Class A convertible preferred stock, $1.00 par value (an additional 1,000,000 shares is held in an escrow account and will be issued upon Prime Time achieving certain operating goals in the year 2001), and approximately $2,500,000 in the good will account represents the difference in par value of the Class A Convertible preferred stock and the market value of Thaon at the time of the acquisition. Legal Broadcast Company was acquired for 1,000,000 shares of Class B convertible preferred stock, $1.00 par value. Pursuant to the agreement, the Company issued 339,600 shares of its' restricted common stock to a related party of LBC in exchange of settlement of debt amounting to $424,500. The company also agreed to reserve 235,000 shares of its' restricted common stock for issuance to individual key employees. The acquisition resulted in goodwill of $4,251,446 which represents the difference in market value of the Class B convertible stock and the fair value of the net assets of Legal Broadcast Company at the time of acquisition. Prime Time Distribution was acquired for 500,000 shares of Thaon common stock and resulted in good will amounting to $1,261,244 which represents the difference in fair value of net assets of Prime Time Distribution and the market value of the shares at the time of acquisition. Eclipse Marketing Group was acquired for 300,000 shares of common stock and resulted in approximately $1,128,983 in goodwill arisen due to the difference in market value the Company's shares issued in the acquisition and the fair value of the net assets of Eclipse Marketing Group at the time of the acquisition. The Company plans to address the deficit working capital position through operating profits and private placement of Thaon common stock, should management feel it necessary to raise additional capital.

On July 2, 2001, Mark Jones, President of Prime Time Media Solutions (PTMS), a wholly owned subsidiary of the Company, and a Director of the Company and Chuck Cody, Vice President of PTMS resigned their positions with the respective companies. PTMS has filed suit against Messer's. Jones and Cody, alleging that they are in breach of their employment agreements with PTMS. On July 10, 2001, PTMS was granted a Temporary Restraining Order that forbids Jones, Cody and their new entity from soliciting PTMS clients and/or employees or competing with PTMS in any way. A motion for a Preliminary injunction was granted on July 30, 2001. On August 17th, the Company and defendants signed a Memorandum of Understanding outlining the basic provisions of a settlement agreement. The tems of the MOU include the defendants paying Prime Time $1,100,000 over a period of time, returning 50% of the Thaon stock received as a result of the PTMS acquisition and escrowing the remaining shares until PTMS is paid in full. In exchange for the aforementioned, PTMS has agreed to dismiss all charges listed in the current lawsuit against defendants and to lift the TRO and Preliminary Injunction.


                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibit and Reports on Form 8-K

         A.       Exhibits:

                  None.

         B.       Reports on Form 8-K:

                  Document         Date              Item
                  --------         ----              ----

                  8-K              4/18/01           5
                  8-K              4/20/01           5
                  8-K/A            4/24/01           7
                  8-K/A            4/30/01           7
                  8-K              5/16/01           5
                  8-K              5/16/01           5
                  8-K              5/31/01           5
                  8-K/A            6/11/01           7
                  8-K/A            6/14/01           7
                  8-K/A            6/20/01           7
                  8-K/A            6/21/01           7
                  8-K/A            7/18/01           7
                  8-K/A            7/31/01           7




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           THAON COMMUNICATIONS, INC.
                                   Registrant




Date: August 20, 2001      By: /S/ Robert McNeill
---------------------      ----------------------
                                   Robert McNeill, Chief Financial Officer