Form 10QSB
period 2001-09-30
THAON COMMUNICATIONS INC
filed 2001-11-14
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2001


                         Commission File No: 0-30583


                          THAON COMMUNICATIONS, INC.
                          --------------------------
      (Exact Name of small business issuer as Specified in its Charter)


      Nevada                                    87-0622329
      ------                                    ----------
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
 Of Incorporation)

       1529 West Olympic Boulevard, Suite 100, Los Angeles, Ca. 90015
       ---------------------------------------------------------------
              (Address of Principal Executive Office) (Zip Code)

                                (213) 252-7050
                Issuer's Telephone Number, Including Area Code


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

            Yes   X                                   No
                  -

The number of shares of issuers Common Stock, par value .001, outstanding as of September 30, 2001 was 71,403,866 shares.

                               Table of Contents


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.     FINANCIAL STATEMENTS.......................................1

      ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF
                  OPERATION..................................................2


PART II - OTHER INFORMATION..................................................5

      ITEM 1.     LEGAL PROCEEDINGS..........................................5

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................6


INDEX TO EXHIBITS............................................................8

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

As used herein, the term "Company" refers to Thaon Communications, Inc., and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2000.

                          THAON COMMUNICATIONS, INC.
                         (FORMERLY, CASTPRO.COM, INC.)
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                    ASSETS
CURRENT ASSETS:
       Cash & cash equivalents                                  $        22,024
       Media receivable, net                                          1,309,225
       Accounts receivable                                              151,918
       Inventory                                                        409,564
       Prepaid expenses                                                 227,216
       Prepaid media expenses                                            13,214
       Note receivable - related parties                                498,050
       Other current assets                                             252,531
                                                                 --------------
                Total current assets                                  2,883,742

PROPERTY AND EQUIPMENT, net                                             839,463

OTHER ASSETS:
       Goodwill, net                                                 12,030,288
       Deposits                                                          81,397
                                                                 --------------
                                                                $    15,834,890
                                                                 ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                         $       653,429
       Accrued expenses                                                 184,126
       Media payable                                                  3,934,922
       Deferred media revenue                                            36,275
       Note payable-current                                             261,642
       Note payable-related parties                                     117,750
       Advances                                                         422,781
       Dividends Payable                                                118,750
       Customers Credits                                                 30,194
                                                                 --------------
                Total current liabilities                             5,759,869

Note Payable - Long term                                                182,233

COMMITMENTS

STOCKHOLDERS' EQUITY
       Preferred stock, $1 par value, authorized shares 25,000,000
       Class A convertible 6 % preferred stock, $1 par value;
       issued and outstanding shares, 2,000,000                       2,000,000
       Class B convertible 6% preferred stock, $1 par value;
       issued and outstanding shares, 2,000,000                       1,000,000
       Class C convertible 6% preferred stock, $1 par value;
       issued and outstanding shares, 500,000                           500,000
       Common stock, $.001 par value; Authorized
       shares 75,000,000; issued and outstanding 71,403,866              71,404
       Additional paid in capital                                    11,958,295
       Prepaid consulting fees                                      (1,109,120)
       Accumulated deficit                                          (4,527,791)
                                                                 --------------
                Total stockholders' equity                            9,892,788
                                                                 --------------
                                                                $    15,834,890
                                                                 ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                 THAON COMMUNICATIONS, INC.
                               (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                            Three Months Ended          Nine Months Ended
                                               September 30,              September 30,
                                          -----------------------    -----------------------
                                             2001         2000          2001        2000
                                          -----------  ----------    ----------  -----------
Net revenue                               $   586,534  $   92,816   $17,805,130  $   152,301

Cost of revenues                              460,079           -    16,247,247            -
                                          -----------  ----------    ----------  -----------
Gross profit                                  126,455      92,816     1,557,883      152,301

Operating expenses                          1,638,753     331,160     4,194,963      929,292
                                          -----------  ----------    ----------  -----------
Loss from Operations                      (1,512,298)   (238,344)    (2,637,080)   (776,991)

Non-Operating Income (expense):
    Interest expense                         (23,768)           -       (32,043)           -
    Other                                      20,607           -        24,166            -
                                          -----------  ----------    ----------  -----------
    Total non-operating income (expense)      (3,161)           -        (7,877)           -

Loss before income taxes                  (1,515,459)   (238,344)    (2,644,957)   (776,991)

Provision for income taxes                          -         800         4,800          800
                                          -----------  ----------    ----------  -----------
Net loss                                  (1,515,459)   (239,144)    (2,649,757)   (777,791)

Dividend requirement of Preferred stock      (46,250)           -      (118,750)           -
                                          -----------  ----------    ----------  -----------
Net loss applicable to Common
   shareholders                          $(1,561,709)  $(239,144)   $(2,768,507) $ (777,791)
                                          ===========  ==========    ==========  ===========
Basic and diluted weighted average number
    of common stock outstanding*           65,962,044  59,127,957    62,130,918   56,591,366
                                          ===========  ==========    ==========  ===========
Basic and diluted net loss per share      $    (0.02)  $  (0.004)    $   (0.04)  $    (0.01)
                                          ===========  ==========    ==========  ===========


* The Basic and diluted weighted average number of common stock outstanding have been adjusted retroactively to effect recapitalization upon reverse merger on December 31, 1999 and forward stock split of 3:1 on July 25, 2000 and 2:1 on November 20, 2000.








The accompanying notes are an integral part of these consolidated financial statements.

                                THAON COMMUNICATIONS, INC.
                               (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                        (UNAUDITED)

                                                                   2001           2000
                                                               ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                   $(2,649,757)   $   (777,791)
    Adjustments to reconcile net loss to net cash used in
    operating activities (net of acquisitions):
       Depreciation and amortization                                651,795          84,600
       Issuance of shares for compensation and
           consulting services                                      472,586               -
       (Increase) / decrease in current assets:
           Accounts receivable                                      143,780        (42,937)
           Media receivable                                         404,625               -
           Inventory                                                 68,455               -
           Prepaid expenses                                         334,575          15,817
           Deposits                                                  24,794          97,167
           Other assets                                           (240,190)           1,433
       Increase / (decrease) in current liabilities:
           Accounts payable                                         288,829       28,846.00
           Accrued expenses                                        (17,535)          81,059
           Deferred media revenue                                 (962,597)               -
           Media payable                                            706,227               -
           Customer Credits                                       (251,577)               -
                                                               ------------   -------------
       Net cash used in operating activities                    (1,025,990)       (511,806)
                                                               ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash received from acquisition of business                   148,850               -
       Disposal of property & equipment                               4,062       (361,163)
                                                               ------------   -------------
       Net cash provided by (used in) investing activities          152,912       (361,163)
                                                               ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net Proceeds from notes receivable                           613,015               -
       Payments on notes payable                                  (943,612)          77,250
       Proceeds from sale of common stock                         1,193,620         685,000
                                                               ------------   -------------
       Net cash provided by financing activities                    863,023         762,250
                                                               ------------   -------------
NET DECREASE IN CASH & CASH EQUIVALENTS                            (10,055)       (110,719)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           32,079         130,943
                                                               ------------   -------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                        $     22,024   $      20,224
                                                               ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                              $      7,000   $           -
                                                               ============   =============
Interest paid                                                  $     21,100   $         198
                                                               ============   =============


  The accompanying notes are an integral part of these consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM,INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company was originally incorporated under the name Engineering Services, Inc. (a Nevada Corporation), on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November of 1998. The Company was originally engaged in the activity of seeking and developing mining properties and has been inactive after 1991, and became essentially a dormant shell without assets or liabilities. On November 29, 1999, the Company changed its name to Castpro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of Castpro.com, LLC, a newly organized California corporation formed to conduct the web cast business, in exchange for the issuance of 8,000,000 additional shares of its Common Stock. On December 29, 2000, the Company entered into a stock for stock exchange, whereby it acquired all of the outstanding stock of PTS TV, Inc, a Texas corporation (PTS) doing business of acquiring and selling media time. On November 27, 2000, the Company changed its name to Thaon Communications, Inc. Prior to October 1, 2000, the Company was a developmental stage company. On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company (LBC) in exchange for 1,000,000 shares of Series B convertible preferred stock. On May 8, 2001, the Company consummated the acquisition of EMG Visual Graphics, Inc. (EMG) in exchange for 300,000 restricted shares of the Company's common stock. On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. ("PTD") in exchange for 500,000 restricted shares of the Company common stock.

Quinntal, International (California Incorporated) was formed on January 12, 1999. Quinntal, International changed its name to CASTPRO.COM, LLC ("LLC") on August 6, 1999. The LLC is a provider of live and Video On Demand (VOD) web cast productions for corporations and major event marketers. The LLC specializes in the ingestion, integration, hosting and streaming of video content through the Internet for a variety of different purposes including, but not limited to entertainment, political and corporate communications such as shareholder meetings, press release and earnings announcements, product launches and training sessions.

PTS was formed on May 23, 1996. PTS is a media planning and placement agency specializing in direct response advertising on television. PTS has an extensive database of media rates and performance that it uses to craft intelligent media flight schedules for clients who market a variety of different products directly to consumers through infomercials and regular short form commercials.

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

PTD was incorporated in the state of Nevada on March 5, 1999. PTD is a direct marketing company with three products currently being sold through direct response television, radio and through the Internet as well as being placed on retail shelves.

                             THAON COMMUNICATIONS, INC.
                           (FORMERLY, CASTPRO.COM, INC.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2000 was filed on April 5, 2001 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.    PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Thaon Communication, Inc. and its wholly owned subsidiaries CASTPRO.COM, LLC, Prime Time Media Solutions, Legal Broadcast Company, EMG Visual Graphics, Inc. and Prime Time Distribution, Inc. All significant inter-company transactions and balances have been eliminated for the nine months and three months ended September 30, 2001 and 2000.

3.    RECENT PRONOUNCEMENTS

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.
Management is in the process of evaluating the requirements of SFAS No. 141 and 142 and expects these pronouncements will materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

                             THAON COMMUNICATIONS, INC.
                           (FORMERLY, CASTPRO.COM, INC.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

Management is in the process of evaluating the requirements of SFAS No. 143 and 144 but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

4.    STOCKHOLDERS' EQUITY

Stock Split

On July 14, 2000, the Board of Directors of the Company declared a 3 for 1 forward stock split of the Company's common stock, effective July 21, 2000 for shareholders of record on July 17, 2000. On November 20, 2000, the Company affected a 2-for-1 stock split of its common stock and increased the number of authorized shares to 75,000,000 common and 25,000,000 preferred. All share and per share data have been retroactively restated to reflect these stock split, change in the authorized shares.

Preferred Stock

On November 28, 2000, the Company amended its Certificate of Incorporation to provide for the issuance of preferred stock. The Company is authorized to issue 25,000,000 shares of preferred stock of $1 par value. In connection with the acquisitions of PTS, the Company issued 2,000,000 shares of series A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of series A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTS. The Company also agreed to use its best efforts to raise capital and contribute one third of such raise to the capital of PTS up to a maximum amount of $1,000,000. The class A convertible preferred stock is entitled to receive 6% per annum dividend, in preference to any other class. Class A convertible preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Class A convertible preferred stock being converted plus accrued and unpaid dividends, divided by 95% of the market price of the common stock. The class A convertible preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert class A convertible preferred stock into common stock.

On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company (LBC). In connection with the acquisitions of LBC, the Company issued 1,000,000 shares of series B convertible preferred stock of the Company. Class B convertible preferred stock is entitled to receive 6% per annum dividend payable in fully paid and nonassessable shares of the Company's common stock, in preference to any other class and in parity to any other class of preferred stock. Class B convertible preferred stock, at the option of the holder thereof, is convertible into fully paid shares of common stock, equal to the par value of the Class B convertible preferred stock being converted plus accrued and unpaid dividends, divided by 95% of the market price of the common stock. The class B convertible preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Class B convertible Preferred stock into common stock. The Series B Preferred stocks are redeemable by the Company at any time at rate of $1.00 per share plus accrued and unpaid dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders the Series B

                             THAON COMMUNICATIONS, INC.
                           (FORMERLY, CASTPRO.COM, INC.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Preferred stock are entitled to receive $1.00 per share before the holders of common stock and any other class or series of preferred stock issued to date.

On September 10, 2001, the Company settled a debt amounting $500,000 by issuing 500,000 shares of series C convertible preferred stock of the Company. Class C convertible Preferred stock is entitled to receive 6% per annum dividend payable in fully paid and nonassessable shares of the Company's common stock. Class C convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Class C convertible Preferred stock being converted plus accrued and unpaid dividends, divided by 95% of the market price of the common stock. The Class C convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Class C convertible Preferred stock into common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders the Series C Preferred stock are entitled to receive $1.00 per share before the holders of common stock issued to date.

Common stock

In 2000, the Company issued a total of 3,810,000 shares of its common stock to the Company's creditors, in exchange for the cancellation of $635,000 in principal and accrued interest owed by the Company to said creditors.

In 2000, the Company issued a total of 200,000 shares of its common stock to a consultant against the consulting fees of $100,000.

In the three month period ended June 30, 2001, the Company issued 300,000 restricted shares of its common stock in connection with the acquisitions of EMG Visual Graphic, 500,000 restricted shares of its common stock in connection with the acquisition of Prime Time Distribution, Inc., 339,600 shares of its restricted common stock to a related party of LBC in exchange of settlement of debt amounting $424,500 and 150,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000.

During the second quarter of 2001, the Company issued common stocks in exchange of various services to following parties:

The Company issued 57,669 shares of common stock in exchange of rental charges amounting $90,000. The Company issued 33,333 shares of common stock in exchange of Legal services amounting $15,667. The Company issued 400,000 shares of common stock to an unrelated party for consulting service amounting $940,000 to be provided over a five year period beginning April 2001. The Company issued 200,000 shares of common stock to a related party for consulting service amounting $224,000 to be provided over a three year period beginning June 2001. The Company issued 100,000 shares of common stock to an unrelated party for consulting service amounting $112,000 to be provided over a one year period beginning June 2001. The Company issued 37,250 shares of common stock to various employees for compensation amounting $41,395. During the six month period ended June 30, 2001, the Company issued 631,289 shares of its common stock for cash amounting $577,115, net of commissions paid amounting $371,587.

During the third quarter of 2001, the Company issued common stock in exchange of various services to following parties:

The Company issued 85,622 shares of common stock to a related party for consulting services and lease rentals amounting $59,424. The company issued 116,197 shares of common stock to various employees for compensation amounting $52,450. The Company issued 6,857,443 shares of common stock for settlement of debt amounting $500,000, consulting fees of $187,500 and prepaid consulting fees of $62,500. The valuation of shares is based on management's best estimate of the fair value of such number of shares. During the three month period ended

                             THAON COMMUNICATIONS, INC.
                           (FORMERLY, CASTPRO.COM, INC.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


September 30, 2001, the Company issued 1,802,063 shares of its common stock for cash amounting $616,505, net of commissions paid amounting $122,238.

Advance Subscriptions

As of March 31, 2000, the Company has received $422,781 in advance subscription for 94,114 common shares to be issued subsequent to the year-end. The Company has not issued any such shares through September 30, 2001. The advance subscription has been presented as a part of current liabilities in the financial statements as of September 30, 2001.

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

The cash flow statement do not include acquisition of the following assets and liabilities of the acquired companies:

                        Current assets          $   1,096,953
                        Non-current assets      $     260,855
                        Current liabilities     $   1,794,757
                        Long term liabilities   $     176,031

(4) During the nine month period ended September 30, 2001, the Company issued 1,030,071 shares of common stock to various parties for compensation, consulting, rental and legal services amounting $285,086 and prepaid consulting fees of $1,182,350 and prepaid rental expense of $67,500. The Company issued 6,857,443 shares of common stock for settlement of debts amounting $500,000, consulting fees of $187,500 and prepaid consulting fees of $62,500.

6.    ACQUISITION

On December 29, 2000, the Company acquired all of the outstanding stock of PTS TV, Inc. (a Texas Corporation) in exchange for 2,000,000 shares of Class A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of Class A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTS. The

                             THAON COMMUNICATIONS, INC.
                           (FORMERLY, CASTPRO.COM, INC.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


preferred stock was valued at $2.25 per share which approximates the per share market price of the common stock of the Company at the time of acquisition. The acquisition was accounted for by the purchase method of accounting. The results of operations of PTS and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $5,871,861.

On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company in exchange for 1,000,000 shares of Series B convertible preferred stock. The Company also agreed to issue one share of its Class B Preferred Stock for each dollar of the LBC's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. The maximum number of shares under such arrangement that could be issued is up to 1,000,000 shares Class B Preferred Stock. Under the agreement, the president of LBC received 200,000 restricted shares of common stock of the Company and is to be issued additional 200,000 restricted shares of common stock, six months after the closing, for taking a seat on the Management Advisory Board of the Company. Pursuant to the agreement, the Company issued 339,600 shares of its restricted common stock to a related party of LBC in exchange of settlement of debt amounting $424,500. The Company agreed to reserve 235,000 shares of its restricted common stock for issuance to individual key employees. The acquisition was accounted for by the purchase method of accounting. The results of operations of LBC and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $4,251,446.

On May 8, 2001, the Company consummated the acquisition of EMG Visual Graphics, Inc. (EMG) in exchange for 300,000 restricted shares of the Company's common stock. The Company also agreed to issue one share of its common stock for each dollar of the EMG's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. The maximum number of shares under such arrangement that could be issued is up to 1,000,000 shares of common stock. Pursuant to the agreement, the Company issued 150,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000. The acquisition was accounted for by the purchase method of accounting. The results of operations of EMG and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $1,128,983.

On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. ("PTD") in exchange for 500,000 restricted shares of the Company common stock. The Company also agreed to issue one share of its common stock for each dollar of the PTD's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. The maximum number of shares under such arrangement that could be issued is up to 10,000,000 shares of common stock. The acquisition was accounted for by the purchase method of accounting. The results of operations of PTD and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $1,261,244.

The goodwill is being amortized over a 15-year period. Total amortization of goodwill for the nine-month ended September 30, 2001 is $483,246.

7.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and nine month periods ended September 30, 2001 and 2000 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. 134,334 shares of common stock to be issued are regarded as common stock equivalents and are considered in diluted net loss per share calculations. Diluted loss per share is

                             THAON COMMUNICATIONS, INC.
                           (FORMERLY, CASTPRO.COM, INC.)
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

equal to the basic loss per share because the assumed conversion of the Series A and B preferred stock and the assumed exercise of outstanding stock purchase options have not been included as the effect would be anti-dilutive.

8.    SUBSEQUENT EVENT

On July 2, 2001, Mark Jones, President of Prime Time Media Solutions (PTMS), a wholly owned subsidiary of the Company, and a Director of the Company and Chuck Cody, Vice President of PTMS, resigned their positions with PTMS. PTMS filed suit against Messrs. Jones and Cody, alleging that they were in breach of their employment agreements with PTMS and had breached fiduciary duties to PTMS. On July 10, 2001 PTMS was granted a Temporary Restraining Order that forbids Jones, Cody and their new entity, Media Maverick, Inc. from soliciting PTMS clients and/or employees or competing with PTMS in any way. The litigation was settled out of court on November 5, 2001 whereby all documents relating to the settlement of litigation between PTMS and Media Maverick, Inc., Mark Jones and Chuck Cody were signed and delivered. Under the terms of the settlement, all claims between the parties are released, the litigation will be dismissed, and the former officers will be allowed to be active in the direct response television industry. In exchange, the former President and Vice President surrendered 100% of the Thaon preferred stock received by them in connection with Thaon's acquisition of PTMS on December 29th, 2000. In addition, the former President and Vice President have agreed to pay $450,000 to Prime Time Media Solutions subject to certain conditions being met, and have executed a promissory note in that amount.

The litigation was the result of the resignation of these two officers of PTMS which caused the company losing its clients who provided approximately 70% of its revenue for the six months period ended June 30, 2001 and loss of the corresponding future cash flow that they may have provided.

Effective October 1, 2001, the Company sold EMG Visual Graphics, Inc, dba Eclipse Marketing Group to its original owner for 450,000 shares of the Company's common stock.

Item 2            Management's Discussion and Analysis or Plan of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward- looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward- looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

General

Thaon Communications is a holding company that owns or seeks to own companies that hold a unique niche in the communications marketplace, are profitable or capable of being profitable in their own right and which stand to benefit from the trend toward "Narrowcasting" that is resulting from the use of streaming media through the Internet. Thaon's corporate family is based on a business model that joins brick and mortar companies with the development of advanced technologies that can be practically applied in the marketplace. This structure has a tangible effect on future growth and should positively affect earnings as the technology is introduced into the existing business stream. During the second quarter of 2001, the company acquired 100% of the outstanding stock of three additional companies: Legal Broadcast Company, Eclipse Marketing Group and Prime Time Distribution.

As of September 30, 2001, Thaon was operating through five wholly owned subsidiaries:

Castpro is a provider of live and Video On Demand (VOD) web cast productions for corporations and major event marketers. Castpro specializes in the ingestion, integration, hosting and streaming of video content through the Internet for a variety of different purposes including, but not limited to entertainment, political and corporate communications such as shareholder meetings, press release and earnings announcements, product launches and training sessions.

Prime Time Media Solutions (PTMS) is a television media planning and placement agency located in San Luis Obispo, California. PTMS provides both long form and short form television advertising placement for their customers and offers a broad range of consulting services for Direct Response Television advertising campaigns and strategic media use. PTMS has developed several in house analysis tools to continuously monitor media placement services offered, thereby allowing for the timely adjustments to media campaigns to optimize results.

Legal Broadcast Company (LBC) is a provider of video documentation and storage for the legal, insurance and corporate business sectors. LBC provides law firms, corporations and insurance companies with quality, consistency, and reliability in the creation, review, storage and presentation of video, particularly the video documentation and storage of legal depositions. The legal video production business is a rapidly expanding market with substantial profit margins and limited competition.

Eclipse Marketing Group is a full service sales and marketing consulting firm specializing in all aspects of the branding and promotional products business.

Prime Time Distribution (PTD) is a direct marketing company with three products currently being sold through direct response television, radio and through the Internet as well as being placed on retail shelves.

Subsequent to the end of the third quarter ended September 30, 2001, management determined that it's acquisition of EMG Visual Graphics dba Eclipse Marketing Group did not fit into it's overall corporate strategy, and as a result on October 1, 2001 a stock purchase agreement was entered into whereby the former owner of EMG purchased the company for 450,000 shares of

Thaon restricted common stock, the exact amount of the original purchase plus the stock issued for debt retirement. The write off of the goodwill attributable to this acquisition will take place in the forth quarter.

Results of Operations

The following sections discuss the results of operations for the third quarter ended September 30, 2001 compared to the results of operations for the third quarter ended September 30, 2000, and for the nine months ended September 30, 2001 compared to the results of operations for the nine months ended September 30, 2000.

Settlement of Litigation with Former Officers of Prime Time. On September 30, 2001, a lawsuit initiated by Prime Time Media Solutions against Mark Jones and Chuck Cody (former officers of Prime) was settled out of court. This litigation emanated from the resignation of these officers, which resulted in the Company losing clients representing approximately 70% of PTMS' revenue for the six month period ended June 30, 2001 and the loss of future cash flow that these clients may have provided. The financial effect for the third quarter ended September 30, 2001, of PTMS losing these clients is believed by the Company to be as follows: net revenue for the quarter ended June 30, 2001 was $6,617,143 compared to net revenue for the quarter ended September 30, 2001 of $346,072, a decline of $6,271,071 for the third quarter; gross profit for the quarter ended June 30, 2001 was $659,120 verses $304,749 for the quarter ended September 30, 2001, a decline of $354,371; and net profit for the quarter ended June 30, 2001 was $154,700 compared to a net loss of $9,415 for the quarter ended September 30, 2001.

Third Quarter 2001 Vs. Third Quarter 2000. Net revenue for the third quarter ended September 30, 2001 amounted to $586,534 compared to net revenue of $92,816 for the third quarter ended September 30, 2000. Gross profit for the third quarter ended September 30, 2001 totaled $126,455 compared to gross profit of $92,816 for the third quarter ended September 30, 2000. The net loss before dividends appropriation for Preferred stockholders for the third quarter ended September 30, 2001 amounted to $1,515,459 verses a net loss of $239,144 in the third quarter ended September 30, 2000. The increase in sales for the third quarter is attributable to the contribution of Prime Time Media Solutions, Legal Broadcast Company, Prime Time Distribution and Eclipse Marketing Group and whose results are reflected for the entire quarter. The net loss of $1,515,459 for the quarter can be attributed to the cash and non cash expenses associated with increased overhead costs, consulting costs, and the lost profit opportunities associated with the business that was lost due to the resignation of the two executives at PTMS. On a per share basis, the basic and diluted net operating loss attributable to common stock was $.02 for the quarter ended September 30, 2001 as compared to $.004 for the quarter ended September 30, 2000.

Nine Months 2001 Vs. Nine Months 2000. Net revenue for the nine months ended September 30, 2001 were $17,805,130 compared to net revenue of $152,301 for the first nine months of 2000. Gross profit for the nine months ended September 30, 2001 totaled $1,557,883 verses gross profit of $152,301 for the nine months ended September 30,2000. The net loss before dividends appropriation for Preferred stockholders for the nine months ended September 30, 2001 amounted to $2,649,757 compared to a net loss of $777,791 for the same period ended September 30, 2000. The increase in revenue for the nine months ended September 30,2001 is attributable to the contribution of Prime Time Media Solutions. The net loss of $2,649,757 is attributable to the cash and non cash expenses associated with the three acquisitions during the period, the increased overhead costs and lost profit opportunities as discussed above, and amortization of goodwill. On a per share basis, the net operating loss attributable to common stock was $.04 per share for the nine months ended September 30, 2001 as compared to $.01 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2001, Thaon had $22,024 in cash and cash equivalents, a decrease of $10,055 from December 31, 2000. Media Receivables at September 30, 2001 totaled $1,309,225 compared to $1,713,850 at December 31, 2000. Accounts Receivable at September 30, 2001 totaled $151,918 compared to zero at December 31, 2000. Inventory at September 30, 2001was $409,564 verses zero on December 31,2000. Thaon experienced negative cash flow from operating activities of $1,025,990 for the first nine months as compared to negative cash flow of $511,806 for the nine month period ended September 30, 2000 . The net loss for the nine months of $2,649,757 was partially offset by net loan proceeds of $613,015 and proceeds from the sale of the company's common stock on a private placement basis of $1,193,620. Net investing activities during the quarter were inflow of $152,912 as compared to outflow of $361,163 for the nine month period ended September 30, 2000. Net Property and Equipment of $839,463 at September 30, 2001 compares to $761,102 at December 31, 2000 and consists of computer equipment, office equipment and web cast production equipment. The increase is due to the acquisitions of subsidiaries. It is not anticipated that capital expenditures will increase substantially in future periods.

Goodwill of $12,030,288 is a result of the acquisitions during the period and represents the difference between the cost (based upon the market price of Thaon stock) of the companies acquired and the fair value of net assets of the companies acquired at the time of acquisition, less amortization for the period. Legal Broadcast Company was acquired for 1,000,000 shares of Class B convertible preferred stock, $1.00 par value. Pursuant to the agreement, the Company issued 339,600 shares of its restricted common stock to a related party of LBC in exchange of settlement of debt amounting to $424,500. The company also agreed to reserve 235,000 shares of its' restricted common stock for issuance to individual key employees. The acquisition resulted in goodwill of $4,251,446 which represents the difference in market value of the Class B convertible stock and the fair value of the net assets of Legal Broadcast Company at the time of acquisition. Prime Time Distribution was acquired for 500,000 shares of Thaon common stock and resulted in goodwill amounting to $1,261,244 which represents the difference in fair value of net assets of Prime Time Distribution and the market value of the shares at the time of acquisition. Eclipse Marketing Group was acquired for 300,000 shares of common stock and resulted in approximately $1,128,983 in goodwill arisen due to the difference in market value the Company's shares issued in the acquisition and the fair value of the net assets of Eclipse Marketing Group at the time of the acquisition. The Company plans to address the deficit working capital position through operating profits and private placement of Thaon common stock, should management feel it necessary to raise additional capital.

As a result of the Jones and Cody litigation, which was fully and finally settled on November 5, 2001, the Company is entitled to receive $450,000 from Jones, Cody and Media Maverick pursuant to a promissory note. The note is payable in monthly installments which shall be the greater of an increasing monthly minimum or a percentage of revenue generated by Jones, Cody and Media Maverick in the direct response television industry. Such amounts are expected to provide the Company with extra capital resources for at least the next 24 months. Although the Company is optimistic it will receive payments under this note, no assurances can be given regarding either the size or frequency of any such payments.


                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

On August 27, 2001, Simon G. Talbot and Corey K. Quinn, former officers and directors of the Company, sued the Company, Adam Anthony, Robert McNeill and Kevin Quinn in the Superior Court of the State of California, County of Los Angeles, Central District, Unlimited Civil Division alleging that the defendants breached a settlement agreement and mutual general release that was entered into on or about December 4, 2000. Plaintiffs also allege that the defendants breached fiduciary duties and intentionally and negligently interfered with the Plaintiffs right to sell or transfer their shares of the Company's common stock. Plaintiffs seek actual and punitive damages resulting from the Company's alleged interference with their ability to liquidate their stock and injunctive relief from the Company's alleged interference with their ability to liquidate their stock. The Company and other defendants deny any wrongdoing whatsoever and intend to continue their vigorous defense of these allegations.

On July 2, 2001, Mark Jones, President of Prime Time Media Solutions (PTMS), a wholly owned subsidiary of the Company, and a Director of the Company and Chuck Cody, Vice President of PTMS resigned their positions with the respective companies. PTMS filed suit against Messrs. Jones and Cody, alleging that they were in breach of their employment agreements with PTMS. On July 10, 2001, PTMS was granted a Temporary Restraining Order that forbids Jones, Cody and their new entity from soliciting PTMS clients and/or employees or competing with PTMS in any way. The litigation was settled out of court on November 5th, 2001 whereby all documents relating to the settlement of litigation between PTMS and Media Maverick, Inc., Mark Jones and Chuck Cody were signed and delivered. Under the terms of the settlement, all claims between the parties are released, the litigation will be dismissed and the former officers will be allowed to be active in the direct response television industry. In exchange, the former President and Vice President surrendered 100% of the Thaon preferred stock received by them in connection with Thaon's acquisition of PTMS on December 29th, 2000. In addition, the former President and Vice President have agreed to pay $450,000 to PTMS subject to certain conditions being met and have executed a promissory note in that amount. Management is reasonably optimistic that the full amount will be collected. The terms of the Settlement agreement call for minimum monthly installments or a percentage of revenue that Jones, Cody or Maverick receive as a result of their business in the Direct Response Television industry, whichever is greater.

Item 6.     Exhibit and Reports on Form 8-K

      Exhibits.  The following exhibits are attached hereto.

            EXHIBIT
            NO.         DESCRIPTION
            3.1         Articles  of  Incorporation
            3.2         Bylaws
            10.1        September 30, 2001 Settlement Agreement and Mutual
                        Release by and between the Company, Prime Time, Media
                        Maverick, Central Coast
            10.2        September 30, 2001 Stock Transfer Agreement by and among
                        the Company, Mark Jones and Chuck Cody
            10.3        September 30, 2001 Promissory Note by Mark Jones payable
                        to Prime Time Sports TV in the amount of $15,544.33
            10.4        September 30, 2001 Promissory Note by Chuck Cody payable
                        to Prime Time Sports TV in the amount of $37,500.00
            10.5        September 30, 2001 Promissory Note by Mark Jones and
                        Chuck Cody payable to Prime Time Sports TV in the amount of $450,000.00

      Reports on Form 8-K. The Company filed four (4) Forms 8-K during the quarter ended September 30, 2001. On July 19, 2001, a Form 8-K, Item 7, was filed disclosing audited financial statements of EMG Visual Graphic, dba Eclipse Marketing Group ("EMG"). On July 20, 2001, the Company filed an amended Form 8-K, Item 7, relating to amended financial statements for EMG. On July 31, 2001, a Form 8-K, Item 7, was filed disclosing audited financial statements of Prime Time Distribution Inc. The final Form 8-K filed during the quarter ended September 30, 2001, was filed on August 31, 2001 disclosing the resignation of one of the Company's directors under Item 5 of Form 8-K.


                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THAON COMMUNICATIONS, INC.



Date: November 14, 2001       By:   /s/ Adam Anthony
                                    --------------------------------------------
                                    Adam Anthony, Chief Executive Officer

                              INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT     PAGE
NO.         NO.         DESCRIPTION

3.1         *           Articles  of  Incorporation

3.2         *           Bylaws


10.1        9           September 30, 2001 Settlement Agreement and Mutual
                        Release by and between the Company, Prime Time, Media
                        Maverick, Central Coast

10.2        22          September 30, 2001 Stock Transfer Agreement by and
                        among the Company, Mark Jones and Chuck Cody

10.3        33          September 30, 2001 Promissory Note by Mark Jones
                        payable to Prime Time Sports TV in the amount of
                        $15,544.33

10.4        35          September 30, 2001 Promissory Note by Chuck Cody
                        payable to Prime Time Sports TV in the amount of
                        $37,500.00

10.5        38          September 30, 2001 Promissory Note by Mark Jones and
                        Chuck Cody payable to Prime Time Sports TV in the amount of $450,000.00

                                                                  Exhibit 10.1

                   SETTLEMENT AGREEMENT AND MUTUAL RELEASES

     This Settlement Agreement and Mutual Release ("Agreement") is made as of September 30, 2001, by and between PTS TV, Inc. dba Prime Time Media Solutions fka Prime Time Sports TV ("Prime Time"), Adam Anthony and Richard Anthony (collectively, the "Plaintiffs"), Mark Jones ("Jones"), Chuck Cody ("Cody"), and Media Maverick, Inc. ("Media Maverick") (collectively, the "Defendants"), Central Coast Media, L.L.C. ("Central Coast"), Nicole Licata, and Thaon Communications, Inc., formerly know as Castpro.com, Inc. ("Thaon").

                                   RECITALS

      A. On or about July 10, 2001, Plaintiffs filed a civil action against Defendants in the Los Angeles Superior Court, Case No. BC 253926 (the "Action"). Plaintiffs alleged claims for breach of employment agreements, breach of fiduciary duty, intentional interference with prospective economic advantage, intentional interference with contractual relations/inducing breach of contract, misappropriation of confidential proprietary information, conversion, constructive fraud, breach of the implied covenant of good faith and fair dealing, violations of Business and Professions Code Section 17200 and unfair competition.

      B. Plaintiffs' claims asserted in the Action arose out of the purchase of all of the stock of Prime Time (the "Acquisition") by CastPro.com, Inc., subsequently named Thaon Communications, Inc. ("Thaon"). Thaon now wholly owns the stock of Prime Time. Pursuant to the Acquisition, Jones and Cody entered into Employment Agreements with Prime Time ("Employment Agreements") that contained non-compete and non-solicitation provisions. Plaintiffs contend, among other things, that Jones and

Cody formed a competing enterprise, Media Maverick, Inc., solicited and hired certain former employees of Prime Time and took customers away from Prime Time, and that such conduct violated the covenants not to compete contained in the Employment Agreements, breached their fiduciary duties owed to Prime Time, and was fraudulent. Central Coast is a company operated by certain former Prime Time employees (including Nicole Licata) who, Plaintiffs contend, were solicited away from Prime Time by Defendants.

      C. On July 10, 2001, the Court granted Prime Time's request for a temporary restraining order enjoining Defendants from competing with Prime Time or using Prime Time's former employees or customers. On July 17, 2001, Prime Time posted a temporary restraining order bond in the amount of $200,000 (the "Bond"). On July 30, 2001, the Court granted Prime Time's request for a preliminary injunction. Prime Time has to date not yet posted a bond on the preliminary injunction.

      D. Defendants generally deny all of Plaintiffs' allegations asserted in the Action.

      E. Without any party conceding the correctness of the position of any other party, and in order to avoid the costs, uncertainty and vexation of further legal proceedings, the parties have agreed to settle and conclude any and all disputes between them, fully, finally and completely, on the following terms:

                           COVENANTS AND AGREEMENTS

            1. In consideration of the releases and covenants contained in this Agreement, the parties agree as follows:

                  a. Defendants Jones and Cody agree, jointly and severally, to pay Prime Time $450,000 (the "Obligation"). This $450,000 shall be paid at the times and on the terms set forth in paragraphs 1.b through 1.i., below.

                  b. With respect to any business or entity that is owned or controlled, in whole or in part, by Cody or Jones, directly or indirectly, and which is in the business of purchasing media time ("Media Entity"), Jones and Cody shall pay Prime Time on a monthly basis toward the Obligation the amount of
(i) 2% of the amounts collected by any Media Entity or (ii) the monthly minimum set forth in the next sentence, whichever is greater. The monthly minimum with respect to any Media Entity shall be $5,000 per month for the first 6 months following Jones or Cody commencing to own or control a Media Entity, $10,000 per month for the next 24 months, and $15,000 per month thereafter. No payments shall be required under this subparagraph for any month that both Jones or Cody do not own or control, in whole or in part, directly or indirectly, any Media Entity.

                  c. With respect to any client or consulting services provided by Jones or Cody, directly or indirectly, concerning media buying, television production or television advertising or other activities associated with direct response television marketing ("Consulting Services"), Jones and Cody shall pay Prime Time on a monthly basis toward the Obligation the amount of (i) 20% of all funds received by Cody and Jones with respect to any Consulting Services or (ii) the monthly minimum set forth in the next sentence, whichever is greater. The monthly minimum with respect to Consulting Services shall be $3,000 per month for the first 6 months following the execution of this Agreement, and $5,000 per month thereafter. No payment shall be required under this sub-paragraph for any month that both Jones and Cody do not provide any Consulting Services.

                  d. If Jones or Cody, or any entity in which either of them has any ownership interest, directly or indirectly, receives any funds from, or in connection with media services performed by, Central Coast or any entity in which Nicole Licata, Steve Elena, Vicka Harrison, or Susanna DaSilva have any ownership interest, directly or indirectly, then Jones and Cody shall pay Prime Time on a monthly basis toward the Obligation the amount of (i) 33-1/3% of such funds or (ii) the monthly minimum set forth in paragraph 1.c, above, whichever is greater.

                  e. To the extent Nicole Licata receives from Central Coast income in any form in excess of $175,000 in any calendar year, the amount of such income in excess of $175,000 shall be considered to be funds received by Jones or Cody under paragraph 1.d, above, for purposes of calculating the amount of any monthly payment owed by Jones and Cody to Prime Time toward the Obligation.
                  f. To permit Prime Time to verify the funds received by Jones, Cody and Nicole Licata under paragraphs 1.d and 1.e, above, Jones, Cody and Nicole Licata agree to provide Prime Time with copies of their tax returns and all other tax documentation (with the right to redact any unrelated information) reflecting their receipt of such funds, and Central Coast agrees to provide Prime Time with copies of its tax returns and all other tax documentation (with the right to redact any unrelated information) reflecting all payments to Jones, Cody or Nicole Licata, or any entity that any of them owns or controls, directly or indirectly. Such tax documentation shall be provided to Prime Time within 10 days of its preparation.

                  g. To the extent Jones or Cody have any ownership interest, directly or indirectly, in any business or entity involved in the business of direct response product distribution (as distinguished from media consulting or media placement, which shall be governed by paragraph 1.c., above) ("Product Distribution Entity"), Jones or Cody shall pay Prime Time on a monthly basis toward the Obligation the amount of 20% of the net profits received by them, directly or indirectly, in connection with any Product Distribution Entity.

                  h. The monthly payments described in sub-paragraphs 1.c. through 1.e., above to the extent they are due under those sub-paragraphs, shall commence on November 1, 2001 ("Settlement Date"), and thereafter shall be due on the first day of every month thereafter until the Obligation is paid in full.

                  i. Jones and Cody shall be obligated to make the payments described in paragraphs 1.b through 1.g., above, so long as at least one of them has any involvement or role in, or any connection or affiliation with, any Media Entity, Consulting Services or Product Distribution Entity. If both Jones and Cody cease having any role or involvement in any Media Entity, Consulting Services, and Product Distribution Entity, then their obligation to make the payments set forth in paragraphs 1.b through 1.g, above, shall be suspended during the period they both have no such role or involvement. The obligations to make the payments set forth in paragraph 1.b through 1.g, above, shall resume at such time as either Jones or Cody resume having any role or involvement in any Media Entity, Consulting Services or Product Distribution Entity.

                  j. Once Jones and Cody have paid Prime Time a total of $450,000, then they shall have fully satisfied the Obligation, and no further payments shall be due.

                  k. On or before the Settlement Date, Defendants Jones and Cody will deliver to Prime Time all of the Thaon preferred stock received by Jones (900,000 shares) and Cody (200,000 shares) in connection with the Acquisition, duly authorized for transfer. To effect this transfer, Defendants Jones and Cody will deliver to Prime Time on or before the Settlement Date a fully executed Stock Transfer Agreement in the form attached hereto as Exhibit "A."

                  l. On or before the Settlement Date, to evidence the Obligation, Defendants Jones and Cody will deliver to Prime Time a fully executed non- interest bearing promissory note ("the Promissory Note") in the amount of $450,000 in the form attached hereto as Exhibit "B."

                  m. On or before the Settlement Date, Jones will deliver an additional non-interest bearing promissory note to Prime Time in the amount of $15,544.33, and in the form attached hereto as Exhibit "C", and Cody will deliver an additional non-interest bearing promissory note to Prime Time in the amount of $37,500, in the form hereto attached as Exhibit "D." Prime Time agrees to forebear from collecting on these additional promissory notes so long as Jones and Cody are both in compliance with all of their obligations under this Agreement. Upon any default by Jones or Cody, these promissory notes shall immediately become due and Prime Time may immediately begin efforts to collect on them. If, and only if, Jones and Cody fully satisfy their Obligations, these promissory notes will be deemed fully satisfied.

                  n. Jones and Cody shall execute whatever documents are necessary to eliminate and transfer to Adam Anthony and Richard Anthony any rights or power that Jones and Cody may have to vote any Prime Time stock pursuant to the Voting Trust Agreement dated December 29, 2000.

            2. To allow Jones and Cody to perform their obligations under this Agreement, Prime Time agrees that the non-competition and non-solicitation provisions of paragraph 7 of the Employment Agreements are hereby suspended temporarily, but only so long as Jones and Cody comply with and satisfy their obligations under this Agreement. Upon any default under this Agreement by Jones or Cody, Prime Time shall give notice of default to Jones and Cody in writing, specifying the default. If the default is not corrected within 10 days after such notice has been served, then the suspension of the non-competition and non-solicitation provisions in the Employment Agreements shall be revoked and those provisions shall resume in full force and effect against Jones and Cody, as set forth more particularly in paragraph 8, below. Notwithstanding anything above to the contrary, Jones and Cody shall no longer have any non-competition or non- solicitation obligations to Prime Time at the earliest of (a) complete performance of this Agreement, (b) the day of filing of any voluntary bankruptcy petition by Prime Time, (c) the date of any Court adjudication that an involuntary bankruptcy petition was properly filed, or (d) December 31, 2003.

            3. Jones and Cody acknowledge that all their obligations under this Agreement are joint and several. However, if one of Jones or Cody cease to have any involvement in any Media Entity, Consulting Services, or Product Distribution Entity, while the other continues to have some such involvement, then during the period only one of them has some such involvement, the monthly minimum payments set forth in paragraphs 1.b through 1.d, above, shall be reduced by 50%.

            4. Jones and Cody shall use their best efforts and take all reasonable steps to ensure that Prime Time is permitted to audit the amounts collected by any Media Entity or for any Consulting Services in which Jones or Cody has any ownership interest, with appropriate protection for confidentiality.

            5. With respect to any Thaon shares that were placed in escrow as part of the Acquisition or any Thaon shares that can be earned under the Acquisition based on Prime Time's financial performance, Jones and Cody hereby renounce and relinquish any interest in such Thaon shares and will execute appropriate documentation to that effect. If for any reason such Thaon shares are received by Jones or Cody, they agree to hold them as constructive trustees for the benefit of Thaon, with the duty to convey immediately such shares to Thaon for no further consideration.

            6. Upon the signing of this Agreement and all related documents (including all of the exhibits to this Agreement), Plaintiffs shall file a dismissal of the Action with prejudice.

            7. Default of this Agreement shall occur under any one of the following circumstances: (a) Jones or Cody fails to make a payment under this Agreement when due, and fails to timely cure the default pursuant to paragraph 2 of this Agreement, (b) Jones or Cody makes any assignment for the benefit of creditors, or files any petition under the bankruptcy or insolvency laws of any jurisdiction, country or place, or suffers a receiver or trustee to be appointed for his business or property, or is adjudicated a bankrupt or an insolvent. The bankruptcy, termination or dissolution of any entity in which Jones or Cody have an ownership interest will not constitute a default under this Agreement, and Jones and Cody's obligations hereunder will not be impaired or extinguished thereby.

            8. Upon the default of Jones or Cody that has not been cured after notice to Jones and Cody in accordance with paragraph 2, above, the following shall occur:

                  a. The entire Obligation of $450,000 owed under this Agreement, less payments already made, will become immediately due and payable;

                  b. The amounts Jones and Cody individually acknowledge they owe Prime Time in Exhibits C and D will also become immediately due and payable, and Prime Time shall have one year from the time of the default to enforce its legal remedies against Jones and Cody to proceed against such obligations (it being expressly agreed that the parties waive any other limitations period that might apply with respect to such obligations);

                  c. All of the obligations set forth in Paragraph 7 of the Employment Agreements shall be reinstated in accordance with paragraph 2, above, and shall be in full force and effect until December 31, 2003, the date of filing of any voluntary bankruptcy petition by Prime Time, or the date a Court adjudicates that any involuntary bankruptcy petition filed against Prime Time was properly filed, whichever is earliest;

            9.    Jones and Cody both represent and warrant the following:

                  a. Neither of them currently has nor has he ever had any ownership interest or control of any kind, directly or indirectly, in Central Coast;

                  b. Jones and Cody acknowledge and agree that, should the suspension of the non-competition and non-solicitation provisions of the Employment Agreements be revoked because of a default by Jones and Cody under this Agreement, those non-competition and non-solicitation provisions shall be fully enforceable under California Business & Professions Code Section 16601 as if they had never been suspended (and the duration of those provisions shall be governed by paragraph 2, above). To the extent of the parties' obligations under the Employment Agreement, Jones and Cody further acknowledge and agree that the injury that would be suffered by Prime Time as a result of a breach of any of those provisions would be irreparable and that an award of monetary damages to Prime Time for such a breach would be an inadequate remedy. Consequently, if the suspension of those provisions is revoked, Prime Time shall have the right, in addition to any other rights it may have, to obtain injunctive relief to restrain any breach or threatened breach of the non-competition or non-solicitation provisions;

                  c. Jones and Cody agree and acknowledge that, through the date of this Agreement, they are not entitled to any further salary, bonus, vacation pay, or any other form of compensation or consideration from Prime Time in connection with their former employment at Prime Time.

            10. All notices and demands that any party is required or desires to give with respect to this Agreement shall be given in writing by U.S. certified mail, return receipt requested, with appropriate postage paid, by personal delivery, by facsimile, or by private overnight courier service to the addresses or facsimile numbers set forth below for the respective parties, provided that, if any party gives notice of a change of name or address or number, notices to that party shall thereafter be given as demanded in that notice. All notices and demands so given shall be effective upon receipt by the parties to whom notice or demand is being given, except that any notice given by certified mail shall be deemed delivered three (3) days after deposit in the United States mail:

If to Prime Time, Adam Anthony, Richard Anthony:

            Adam Anthony
            Prime Time Media Solutions, Inc.
            444 Higuera Street
            Suite 300
            San Luis Obispo, CA 93401
            Facsimile number:  (805) 543-7570

With a copy to:

            Lucia E. Coyoca, Esq.
            Alschuler Grossman Stein & Kahan LLP
            2049 Century Park East
            39th Floor
            Los Angeles, CA 90067
            Facsimile number:  (310) 552-6077

If to Thaon:

            Adam Anthony
            Thaon Communications, Inc.
            1543 West Olympic Blvd.
            Sixth Floor
            Los Angeles, CA 90015
            Facsimile number:  (213) 252-7051

If to Media Maverick, Mark Jones,  Nicole Licata, or Chuck Cody:

            --------------------------------

            --------------------------------

            --------------------------------

With a copy to:

            Robert Ezra, Esq.
            Ezra Brutzkus Gubner, LLP
            16830 Ventura Blvd.
            Suite 411
            Encino, CA 91436
            Facsimile number:  (818) 501-3618


If to Central Coast:

            Susanna DaSilva
            Central Coast Media, LLC
            4251 South Higuera Street
            Suite 300
            San Luis Obispo, CA 93401
            Facsimile number:  (805) 788-0723

With a copy to:

            Denton J. Wilson, Esq.
            Wilson & Wilson
            960 Toro Street
            San Luis Obispo, CA 93401
            Facsimile number:  (805) 781-3427

            11. Except with respect to the obligations created by this Agreement, none of which are released by the signing of this Agreement, Prime Time, Thaon, Adam Anthony and Richard Anthony each hereby forever release, acquit and discharge each of the Defendants, Nicole Licata and Central Coast, and each of their parent and subsidiary companies, officers, directors, representatives, attorneys, members, employees, and assigns, from and against any and all claims, demands, rights, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, debts, costs, expenses, attorneys' fees, damages, judgments, orders and liability of whatever kind or nature, in law, equity or otherwise, whether now known or unknown, suspected or unsuspected, and whether or not concealed or hidden, that Plaintiffs now own or hold, or have at any time heretofore owned or held, against any of the foregoing releasees, in connection with any and all claims or allegations arising out of or relating to the subject matter of the Action.

            12. Except with respect to the obligations created by this Agreement, none of which are released by the signing of this Agreement, Mark Jones, Chuck Cody, Media Maverick, Nicole Licata and Central Coast each hereby forever release, acquit and discharge each of the Plaintiffs and Thaon, and each of their parent and subsidiary companies, officers, directors, representatives, attorneys, members, employees, and assigns, from and against any and all claims, demands, rights, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, debts, costs, expenses, attorneys' fees, damages, judgments, orders, and liability of whatever kind or nature, in law, equity or otherwise, whether now known or unknown, suspected or unsuspected, and whether or not concealed or hidden, that Defendants now own or hold, or have at any time heretofore owned or held, against any of the foregoing releasees, in connection with any and all claims or allegations arising out of or relating to the subject matter of the Action.

            13. With respect to the claims released herein, the parties hereto, and each of them, expressly waive and relinquish all rights and benefits afforded by Section 1542 of the California Civil Code. Section 1542 of the California Civil Code states as follows:

            "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

Thus, notwithstanding the provisions of Section 1542, and for the purpose of implementing a full and complete release and discharge of each of the parties, each party hereto expressly acknowledges that this Agreement is intended to include in its effect, without limitation, all claims arising out of or relating to the subject matter of the Action that the party does not know or suspect to exist in his, her, or its favor at the time of execution hereof, and that this Agreement contemplates the extinguishment of such claim or claims. It is the intention of the parties that the mutual releases contained in this Agreement be construed as broadly as possible to release any claims based in whole or in part on any acts or omissions that may arise out of or relate to the subject matter of the Action.

            14. Defendants acknowledge and agree that none of them shall make disparaging, defamatory or damaging remarks about any of the Plaintiffs, orally or in writing; provided, however, that nothing in this Agreement shall be deemed to prohibit Defendants from: (a) initiating legal proceedings to enforce his, her or its rights under this Agreement; (b) testifying truthfully under oath in any legal proceeding; or (c) speaking truthfully with any governmental representative or agency in response to any inquiries initiated by any such representative or agency.

            15. Defendants each agree that they will cease and desist from directly or indirectly seeking the involuntary bankruptcy of Prime Time.

            16. The Parties to this Agreement acknowledge and agree that, upon the full execution of this Settlement Agreement, the $200,000 bond posted by Prime Time on or about July 17, 2001 in connection with the temporary restraining order shall be exonerated, and Prime Time may receive forthwith the return of the collateral posted in support of the TRO bond.

            17. The Parties understand and agree that this is a compromise of disputed claims and that this Agreement shall not be deemed or construed to be an admission of any liability of any kind whatsoever by either of the Parties.

            18. The Parties understand and agree that the agreements, undertakings, acts, and other things done or to be done by each of the Parties in this Agreement shall run to and be binding on the respective Parties and their respective heirs, successors, executors, administrators, assigns, affiliates, subsidiaries, and related entities.

            19. All agreements, covenants, representations, and warranties, express and implied, oral and written, of the Parties to this Agreement concerning its subject matter are contained herein and in the other agreements to be signed that are exhibits to this Settlement Agreement. No other agreements, covenants, representations, or warranties, express or implied, oral or written, have been made by any party to any other party concerning the subject matter of this Agreement. All prior and contemporaneous conversations, negotiations, possible and alleged agreements, representations, covenants, and warranties concerning the subject matter of this Agreement are merged herein.

            20. Each of the parties to this Agreement acknowledges and represents that he, she or it has been given an opportunity to consult with, and have been represented by and has consulted with, an attorney of his, her or its choice in connection with execution with this Agreement and has relied upon the advice of such attorney in negotiating and executing this Agreement.

            21. Each Party further represents and warrants that it has not assigned or transferred any obligation, right, duty, or claim that it is the subject of this Agreement.

            22. Each person executing this Agreement on behalf of each Party warrants that he or she is lawfully empowered to execute this Agreement on behalf of each respective entity and that the execution of this Agreement is within the course and scope of his or her agency or employment relationship with each of those entities and thereby binds each of those entities.

            23. This Agreement shall be deemed to have been entered into and shall be construed and interpreted in accordance with the laws of the State of California. Any action or legal claim of any kind whatsoever brought or asserted by any party in connection with this Agreement or any term therein shall be asserted and filed in any court of competent jurisdiction in the State of California.

            24. Except as otherwise indicated in this Agreement, each Party will bear its own costs, damages, and attorneys' fees relating to the Action.

            25. Each Party and each Party's attorney has cooperated in the drafting and preparation of this Agreement. This Agreement shall not be construed against any Party on the basis that the Party (or the Party's attorney) was the drafter.

            26. If any provision or portion of any provision of this Agreement is declared void or unenforceable by any court or tribunal having jurisdiction, then such provision or such portion of a provision shall be considered separate and apart from the remainder of this Agreement, which shall remain in full force and effect unless the provisions rendered void or unenforceable result in the failure of the essential purpose of this Agreement.

            27. No provision of this Agreement or breach of any provision can be waived except in writing. Waiver of any provision or breach shall not be deemed to be a waiver of any other provision or of any subsequent breach of the same or other provision. This Agreement may be amended, modified, or rescinded only in writing signed by the party to be charged.

            28. The prevailing party in any lawsuit or other legal proceeding brought as a result of a breach by any party of the Settlement Agreement or to enforce any party's right under this Settlement Agreement, or pertaining to the subject matter of this Settlement Agreement, shall be entitled to recover its actual costs, including attorneys' fees, incurred therein.

            29. Each of the Parties agrees to execute such further papers and documents as shall be necessary or proper to fulfill the terms and conditionals of this Agreement, including but not limited to signing any documents to exonerate any bond posted by Plaintiffs in connection with the Action.

            30. This Agreement may be executed in counterparts, all of which together shall constitute a single instrument. Executed signature pages may be exchanged between the Parties via telefax, and facsimile signature pages are of the same force and effect as originals.

            IN WITNESS WHEREOF, the Parties have signed this Agreement below by their duly authorized representative.

              THE UNDERSIGNED HAVE READ THE FOREGOING SETTLEMENT
                AGREEMENT AND RELEASE AND FULLY UNDERSTAND IT.


                     DATE: _______________BY: __________________________________
                                              MARK JONES

                     DATE: _______________BY: __________________________________
                                              CHUCK CODY

                     DATE: _______________BY: __________________________________
                                              NICOLE LICATA

                     DATE: _______________BY: __________________________________
                                              CENTRAL COAST MEDIA, L.L.C.
                                        ITS: ___________________________________


                     DATE: _______________BY: __________________________________
                                              MEDIA MAVERICK, INC.
                                        ITS: ___________________________________


                     DATE: _______________BY: __________________________________
                                              ADAM ANTHONY

                     DATE: _______________BY: __________________________________
                                              RICHARD ANTHONY

                     DATE: _______________BY: __________________________________
                                              PTS, TV, INC., doing business as
                                              PRIME TIME MEDIA SOLUTIONS, INC.,
                                              formerly known as PRIME TIME
                                              SPORTS TV
                                         ITS: __________________________________


                     DATE: _______________THAON COMMUNICATIONS, INC., formerly
                                          known as Castpro.com, Inc.

                                       BY: _____________________________________

                                      ITS: _____________________________________

                                                                  Exhibit 10.2

                           STOCK TRANSFER AGREEMENT

      THIS STOCK TRANSFER AGREEMENT ("Agreement") dated as of September 30, 2001, is made by and among THAON COMMUNICATIONS, INC., f/k/a Castpro.com, Inc. (the "Company"), MARK JONES, an individual ("Jones") and CHUCK CODY, an individual ("Cody" and collectively with Jones, the "Transferors").

                                   RECITALS

      WHEREAS, the Company, Transferors, Adam Anthony and Richard Anthony (the "Anthonys") are parties to that certain Stock Purchase Agreement, dated as of November 10, 2000 (the "Stock Purchase Agreement"), pursuant to which Transferors and the Anthonys sold all of the issued and outstanding capital stock of PTS TV, Inc., dba Prime Time Media Solutions, f/k/a Prime Time Sports TV ("Prime Time") to the Company in exchange for, among other things, shares of Class A convertible preferred stock, $1.00 par value per share, of the Company (the "Preferred Stock"); and

      WHEREAS, as a result of the transactions under the Stock Purchase Agreement, Jones owns 900,000 shares of Preferred Stock (the "Jones Shares") and Cody owns 200,000 shares of Preferred Stock (the "Cody Shares"); and

      WHEREAS, the Company, Transferors and the Anthonys are parties to that certain Voting Trust Agreement, dated as of December 29, 2000, pursuant to which the Company deposited the capital stock of Prime Time acquired pursuant to the Stock Purchase Agreement, and pursuant to which Transferors and the Anthonys agreed to act as trustees of the voting trust created thereby (the "Voting Trust"); and

      WHEREAS, the Company, Transferors and the Anthonys, together with certain other parties, are parties to a Settlement Agreement and Mutual General Release, of even date herewith (the "Settlement Agreement"); and

      WHEREAS, in connection with and as partial consideration for the execution and delivery of the Settlement Agreement, Jones has agreed to transfer the Jones Shares to the Company, to resign as a trustee of the Voting Trust and to confirm his resignation from any positions he may have held as an officer or director of the Company or Prime Time, Cody has agreed to transfer the Cody Shares to the Company, to resign as a trustee of the Voting Trust and to confirm his resignation from any positions he may have held as an officer or director of the Company or Prime Time, and the Company has agreed to acquire all of the Jones Shares and the Cody Shares.

      NOW, THEREFORE, in consideration of the mutual representations, warranties, covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

                                  AGREEMENT

1.    TRANSFER OF SHARES; CLOSING.
      1.1 Shares. On the date hereof and subject to the terms and conditions of this Agreement, (a) Jones hereby assigns, transfers and delivers to the Company, and the Company hereby acquires from Jones, all of Jones' rights, title and interest in and to the Jones Shares, free and clear of all Liens (as such term is defined in Section 2.1 hereof), and (b) Cody hereby assigns, transfers and delivers to the Company, and the Company hereby acquires from Cody, all of Cody's rights, title and interest in and to the Cody Shares, free and clear of all Liens.

      1.2   Closing Deliveries.

            1.2.1 Jones. Concurrent with the execution hereof, Jones shall deliver to the Company each of the following:

                  (a) certificates representing the Jones Shares, duly endorsed by Jones transferring the same to the Company (or accompanied by duly executed stock powers); and

                  (b) a letter of resignation executed by Jones whereby Jones shall resign as a trustee of the Voting Trust, effective as of the date hereof, and confirm his resignation from any positions he may have held as an officer or director of the Company or Prime Time, in the form attached hereto as Exhibit A.

            1.2.2 Cody. Concurrent with the execution hereof, Cody shall deliver to the Company each of the following:

                  (a) certificates representing the Cody Shares, duly endorsed by Cody transferring the same to the Company (or accompanied by duly executed stock powers); and

                  (b) a letter of resignation executed by Cody whereby Cody shall resign as a trustee of the Voting Trust, effective as of the date hereof, and confirm his resignation from any positions he may have held as an officer or director of the Company or Prime Time, in the form attached hereto as Exhibit B.

2. REPRESENTATIONS AND WARRANTIES OF JONES.

      Jones hereby represents, warrants and agrees to and with the Company as set forth below in this Section 2 (collectively, the "Jones Representations"):

      Stock Ownership. Jones is the true and lawful owner of the Jones Shares, and all of such Jones Shares have been duly and validly authorized and issued and are fully paid, nonassessable and free of preemptive rights, with no personal liability attaching to the ownership thereof, and such ownership is free and clear of all mortgages, liens, security interests, encumbrances, claims, charges and restrictions of any kind or character ("Liens"). There are no outstanding subscriptions, options, rights, warrants, calls, commitments or arrangements of any kind (collectively, "Options") to acquire any of the Jones Shares. Prior to the date hereof, Jones has not sold assigned, transferred, pledged, encumbered or sold all or any portion of the Jones Shares, and there are no agreements or understandings with respect to the sale or transfer of such Jones Shares. Except as set forth in the Stock Purchase Agreement, Jones does not own, and Jones does not have any Options to own, any shares or any other equity security in the Company, or any rights, title or interest in or to any of the foregoing, other than the Jones Shares.

      2.1 No Restrictions. There is no suit, action, claim, investigation or inquiry by any administrative agency or governmental body, and no legal, administrative or arbitration proceeding pending or, to Jones' best knowledge, information and belief, threatened (by any party other than a party hereto) against Jones or any of the Jones' properties or assets, with respect to the execution, delivery and performance of this Agreement or the transactions contemplated hereby or any other agreement entered into by Jones in connection with the transactions contemplated hereby.

      2.2 Execution and Validity. Except with respect to any limits on the transferability of the Jones Shares which may have existed upon the issuance of the Jones Shares to Jones, Jones has the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and to perform the obligations described herein. This Agreement will constitute the legal, valid, and binding obligation of Jones, enforceable against Jones in accordance with its terms.

      2.3 Non-Contravention. Except with respect to any limits on the transferability of the Jones Shares which may have existed upon the issuance of the Jones Shares to Jones, the execution, delivery and performance by Jones of Jones' obligations hereunder, and the consummation of the transactions contemplated hereby, will not, to Jones' best knowledge, information and belief, result in the violation by Jones of any statute, law, rule, regulation or ordinance (collectively, "Laws"), or any judgment, decree, order, writ, permit or license (collectively, "Orders"), of any court, tribunal, arbitrator, authority, agency, commission, official or other instrumentality of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision (a "Governmental or Regulatory Authority"), applicable to Jones or any of Jones' assets or properties, or (c) result in a violation or breach of, constitute (with or without notice or lapse of time or both) a default under, or require Jones to obtain any consent, approval or action of, make any filing with, or give any notice to, or result in or give to any person or entity any right of payment or reimbursement, termination, cancellation, modification or acceleration of, or result in the creation or imposition of any Liens upon any of the assets or properties of Jones, under any of the terms, conditions or provisions of, any note, bond, mortgage, security agreement, indenture, license, franchise, permit, concession, contract, lease or other instrument, obligation or agreement of any kind (collectively, "Instruments") to which Jones is a party or by which Jones or any of Jones' assets or properties is bound.

3.    REPRESENTATIONS AND WARRANTIES OF CODY.

      Cody hereby represents, warrants and agrees to and with the Company as set forth below in this Section 3 (collectively, the "Cody Representations"):

      3.1 Stock Ownership. Cody is the true and lawful owner of the Cody Shares, and all of such Cody Shares have been duly and validly authorized and issued and are fully paid, nonassessable and free of preemptive rights, with no personal liability attaching to the ownership thereof, and such ownership is free and clear of all Liens. There are no outstanding Options to acquire any of the Cody Shares. Prior to the date hereof, Cody has not sold assigned, transferred, pledged, encumbered or sold all or any portion of the Cody Shares, and there are no agreements or understandings with respect to the sale or transfer of such Cody Shares. Except as set forth in the Stock Purchase Agreement, Cody does not own, and Cody does not have any Options to own, any shares or any other equity security in the Company, or any rights, title or interest in or to any of the foregoing, other than the Cody Shares.

      3.2 No Restrictions. There is no suit, action, claim, investigation or inquiry by any administrative agency or governmental body, and no legal, administrative or arbitration proceeding pending or, to Cody's best knowledge, information and belief, threatened (by any party other than a party hereto) against Cody or any of the Cody's properties or assets, with respect to the execution, delivery and performance of this Agreement or the transactions contemplated hereby or any other agreement entered into by Cody in connection with the transactions contemplated hereby.

      3.3 Execution and Validity. Except with respect to any limits on the transferability of the Cody Shares which may have existed upon the issuance of the Cody Shares to Cody, Cody has the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and to perform the obligations described herein. This Agreement will constitute the legal, valid, and binding obligation of Cody, enforceable against Cody in accordance with its terms.

      3.4 Non-Contravention. Except with respect to any limits on the transferability of the Cody Shares which may have existed upon the issuance of the Cody Shares to Cody, the execution, delivery and performance by Cody of Cody's obligations hereunder, and the consummation of the transactions contemplated hereby, will not, to Cody's best knowledge, information and belief, result in the violation by Cody of any Laws or Orders of any Governmental or Regulatory Authority applicable to Cody or any of Cody's assets or properties, or (c) result in a violation or breach of, constitute (with or without notice or lapse of time or both) a default under, or require Cody to obtain any consent, approval or action of, make any filing with, or give any notice to, or result in or give to any person or entity any right of payment or reimbursement, termination, cancellation, modification or acceleration of, or result in the creation or imposition of any Liens upon any of the assets or properties of Cody, under any of the terms, conditions or provisions of, any Instruments to which Cody is a party or by which Cody or any of Cody's assets or properties is bound.

4.    REPRESENTATIONS AND WARRANTIES OF COMPANY.

      Company represents and warrants to Transferors as follows:

      4.1 No Restrictions. There is no suit, action, claim, investigation or inquiry by any administrative agency or governmental body, and no legal, administrative or arbitration proceeding pending or, to the Company's best knowledge, information and belief, threatened (by any party other than a party hereto) against the Company or any of the Company's properties or assets, with respect to the execution, delivery and performance of this Agreement or the transactions contemplated hereby or any other agreement entered into by the Company in connection with the transactions contemplated hereby.

      4.2 Execution and Validity of Agreement. This Agreement constitutes the legal, valid, and binding obligation of Company, enforceable against Company in accordance with its terms. Company has the absolute and unrestricted right, power, and authority to execute and deliver this Agreement and to perform Company's obligations under this Agreement.

      4.3 Non-Contravention. The execution, delivery and performance by the Company of Company's obligations hereunder, and the consummation of the transactions contemplated hereby, will not, to the Company's best knowledge, information and belief, result in the violation by the Company of any Laws or Orders of any Governmental or Regulatory Authority applicable to the Company or any of Company's assets or properties, or result in a violation or breach of, constitute (with or without notice or lapse of time or both) a default under, or require the Company to obtain any consent, approval or action of, make any filing with, or give any notice to, or result in or give to any Person any right of payment or reimbursement, termination, cancellation, modification or acceleration of, or result in the creation or imposition of Liens upon any of the assets or properties of the Company, under any of the terms, conditions or provisions of, any Instruments to which the Company is a party or by which the Company or any of the Company's respective assets or properties is bound.

5.    INDEMNIFICATION; REMEDIES.

      5.1 Obligation of Jones to Indemnify. Jones hereby agrees to indemnify the Company and its affiliates, employees, agents, representatives and successors, permitted assignees and each of their affiliates (individually a "Company Indemnified Party" and collectively, the "Company Indemnified Parties") against, and to protect, save and keep harmless the Company Indemnified Parties from, and to pay on behalf of or reimburse the Company Indemnified Parties as and when incurred for, any and all liabilities, obligations, losses, damages, penalties, demands, claims, actions, suits, judgments, settlements, interest, out-of-pocket costs, expenses and disbursements (including reasonable costs of investigation, and reasonable attorneys', accountants' and expert witnesses' fees) of whatever kind and nature (collectively, "Losses"), arising from or relating to: (a) any material misrepresentation, inaccuracy or breach of any warranty or representation of Jones contained in this Agreement, including but not limited to the Jones Representations, and (b) any breach or failure by Jones to comply with, perform or discharge any material obligation, agreement or covenant by Jones contained in this Agreement.

      5.2 Obligation of Cody to Indemnify. Cody hereby agrees to indemnify the Company
Indemnified Parties against, and to protect, save and keep harmless the Company Indemnified Parties from, and to pay on behalf of or reimburse the Company Indemnified Parties as and when incurred for, any and all Losses which may be imposed on or incurred by any Company Indemnified Party arising from or relating to: (a) any material misrepresentation, inaccuracy or breach of any warranty or representation of Cody contained in this Agreement, including but not limited to the Cody Representations, and (b) any material breach or failure by Cody to comply with, perform or discharge any obligation, agreement or covenant by Cody contained in this Agreement.

      5.3 Obligation of the Company to Indemnify. The Company hereby agrees to indemnify the Transferors, and each of them, against, and to protect, save and keep harmless the Transferors from, and to pay on behalf of or reimburse the Transferors as and when incurred for, any and all Losses that may be imposed on or incurred by the Transferors arising from or relating to: (a) any material misrepresentation, inaccuracy or breach of any warranty or representation of the Company contained in this Agreement, including but not limited to the Company Representations; and (b) any breach or failure by the Company to comply with, perform or discharge any material obligation, agreement or covenant by the Company contained in this Agreement.

      5.4 Indemnification Procedures. In the event any claim, action or demand (a "Claim") in respect of which any parties to this Agreement seeks indemnification from the other, the party seeking indemnification (the "Indemnified Party") shall give the party from whom indemnification is sought (the "Indemnifying Party") written notice of the institution of such Claim promptly after the Indemnified Party first becomes aware thereof; provided, however, that failure so to give such notice shall not preclude indemnification with respect to such Claim except to the extent of any additional or increased Losses or other actual prejudice directly caused by such failure. The Indemnifying Party shall have the right to choose counsel to defend such Claim (subject to the approval of such counsel by the Indemnified Party, which approval shall not be unreasonably withheld, conditioned or delayed), and to control, compromise and settle such Claim, and the Indemnified Party shall have the right to participate in the defense at its sole expense; provided, however, the Indemnified Party shall have the right to take over the control of the defense or settlement of such Claim at any time if the Indemnified Party irrevocably waives all rights to indemnification from and by the Indemnifying Party. The Indemnifying Party and the Indemnified Party shall cooperate in the defense or settlement of any Claim, and no party shall have the right enter into any settlement agreement that affects the other party's rights or interests without such party's prior written consent.

6.    GENERAL PROVISIONS.

      6.1 Definitions. For the purposes of this Agreement, "Person" shall mean any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, Governmental or Regulatory Authority or other entity.

      6.2 Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by telecopier (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

      If to the Company:
                  Thaon Communications, Inc.


                  Facsimile:
                  Attn:

           With copy to:
                  Alschuler Grossman Stein & Kahan LLP
                  2049 Century Park East, 39th Floor
                  Los Angeles, California  90067
                  Attn:  Lucia E. Coyoca, Esq.
                  Fax: (310) 552-6077

      If to Jones:


                  Facsimile:
                  Attn:

            With a copy to:



                  Facsimile:
                  Attn:

      If to Cody:


                  Facsimile:
                  Attn:

            With a copy to:


                  Facsimile:
                  Attn:

      6.3 Entire Agreement. This Agreement, together with (i) the Settlement Agreement, (ii) the Promissory Note, of even date herewith, in the principal amount of Four Hundred Fifty Thousand Dollars ($450,000) executed by Jones and Cody, (iii) the Promissory Note, of even date herewith, in the principal amount of Thirty Seven Thousand Five Hundred Dollars ($37,500) executed by Cody, and
(iv) the Promissory Note, of even date herewith, in the principal amount of Fifteen Thousand Five Hundred Forty Four Dollars and Thirty Three Cents ($15,544.33) executed by Jones, constitute the entire understanding between the parties, and supersedes all prior agreements and negotiations, whether oral or written. There are no other agreements between the parties, except as set forth herein. No supplement, modification, waiver or termination of this Agreement shall be binding unless in writing and executed by all parties hereto.

      6.4 Assignments, Successors, and No Third-Party Rights. Neither party may assign any of its rights under this Agreement without the prior consent of the other parties, except that the Company may assign any of its rights under this Agreement to any affiliate of the Company. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any party other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement.

      6.5 Waiver. Any term or condition of this Agreement may be waived at any time by the party that is entitled to the benefit thereof, but no such waiver shall be effective unless set forth in a written instrument duly executed by or on behalf of the party waiving such term or condition. No waiver by any Person of any term or condition of this Agreement, in any one or more instances, shall be deemed to be or construed as a waiver of the same or any other term or condition of this Agreement on any future occasion. All remedies, either under this Agreement or by law or otherwise afforded, will be cumulative and not alternative.

      6.6 Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

      6.7 Construction. The headings of the Sections contained in this Agreement are for reference purposes only, and shall not affect the meaning or interpretation of this Agreement. The parties have been advised by counsel in connection with this Agreement. This Agreement shall be construed and interpreted in accordance with the plain meaning of its language, and not for or against either party, and as a whole, giving effect to all of the terms, conditions and provisions hereof.

      6.8 Injunctive Relief; Specific Performance. Transferors hereby agree and acknowledge that a breach of any material term, condition or provision of this Agreement would result in severe and irreparable injury to the Company, which injury could not be adequately compensated by an award of money damages, and Transferors therefore agree and acknowledges that the Company shall be entitled to injunctive relief in the event of any breach of any material term, condition or provision of this Agreement, or to enjoin or prevent such a breach, including without limitation an action for specific performance hereof, and Transferors hereby irrevocably consent to the issuance of any such injunction. Transferors further agree that no bond or surety shall be required in connection therewith.

      6.9 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California without regard to conflicts of law principles.

      6.10 Jurisdiction and Venue. The federal and state courts located within the County of Los Angeles, in the State of California, shall have exclusive jurisdiction and venue with respect to all actions, claims and proceedings arising out of or relating to this Agreement, or its enforcement. The parties to this Agreement hereby waive any right to commence, defend, or prosecute any claim, action or proceeding in any other venue or jurisdiction, except as set forth in this paragraph, or to seek dismissal of any action, claim or proceeding in the County of Los Angeles, in the State of California, on the basis of improper venue, forum non conveniens, in the interests of justice, or otherwise. Moreover, the parties hereby consent to the personal jurisdiction of the courts of the County of Los Angeles, in the State of California.

      6.11 Construction; Representation by Counsel. The parties to this Agreement represent that they have been represented and advised by counsel in connection with the negotiation and preparation of this Agreement, and this Agreement shall be deemed to have been drafted jointly by the parties, notwithstanding that one party or the other may have performed the actual drafting hereof. This Agreement shall be construed and interpreted in accordance with the plain meaning of its language, and not for or against either party, and as a whole, giving effect to all of the terms, conditions and provisions hereof.

      6.12 Attorneys' Fees. In the event that any party to this Agreement shall commence or otherwise be made a party to any suit, action, arbitration or other proceeding to interpret this Agreement, or determine or enforce any right or obligation created hereby, including but not limited to any action for rescission of this Agreement or for a determination that this Agreement is void or ineffective ab initio, the prevailing party in such action shall recover such party's costs and expenses incurred in connection therewith, including attorney's fees and costs of appeal, if any. Any court, arbitrator or panel of arbitrators shall, in entering any judgment or making any award in any such suit, action, arbitration or other proceeding, in addition to any and all other relief awarded to such prevailing party, include in such judgment or award such party's costs and expenses as provided in this Section 6.12.

      6.13 No Third Party Benefit. Nothing contained in this Agreement shall be deemed to confer any right or benefit on any person who is not a party to this Agreement.

      IN WITNESS WHEREOF, the parties have executed and delivered this Stock Transfer Agreement as of the date first written above.

                                    THAON COMMUNICATIONS, INC.,
                                    f/k/a CastPro.com, Inc.
                                    By:

                                    Name:
                                    Title:


                                    MARK JONES


                                    CHUCK CODY

                                                                       EXHIBIT A
                                 RESIGNATION
                              October ___, 2001

            Effective as of the date first written above, I hereby resign from my position as an individual trustee of the voting trust formed pursuant to that certain Voting Trust Agreement, dated as of December 29, 2000, by and between Thaon Communications, Inc., f/k/a Castpro.com, Inc., Adam Anthony, Mark Jones, Richard Anthony and Chuck Cody (the "Voting Trust Agreement"). I hereby acknowledge and agree that from and after the date hereof, I shall no longer possess or exercise any powers or rights, including but not limited to the power and right to vote, as a trustee pursuant to the Voting Trust Agreement.

            I hereby ratify and confirm my prior resignation from any and all positions I may have held as an officer or director of Thaon Communications, Inc., f/k/a Castpro.com, Inc. ("Thaon") or of PTS TV, Inc., dba Prime Time Media Solutions, f/k/a Prime Time Sports TV ("Prime Time"), and I hereby resign from any and all other positions that I may hold as an officer or director of Thoan or Prime Time as of the date hereof, effective as of the date first written above.


                                          Mark Jones

                                                                       EXHIBIT B
                                 RESIGNATION
                              October ___, 2001

            Effective as of the date first written above, I hereby resign from my position as an individual trustee of the voting trust formed pursuant to that certain Voting Trust Agreement, dated as of December 29, 2000, by and between Thaon Communications, Inc., f/k/a Castpro.com, Inc., Adam Anthony, Mark Jones, Richard Anthony and Charles Cody (the "Voting Trust Agreement"). I hereby acknowledge and agree that from and after the date hereof, I shall no longer possess or exercise any powers or rights, including but not limited to the power and right to vote, as a trustee pursuant to the Voting Trust Agreement.

            I hereby ratify and confirm my prior resignation from any and all positions I may have held as an officer or director of Thaon Communications, Inc., f/k/a Castpro.com, Inc. ("Thaon") or of PTS TV, Inc., dba Prime Time Media Solutions, f/k/a Prime Time Sports TV ("Prime Time"), and I hereby resign from any and all other positions that I may hold as an officer or director of Thoan or Prime Time as of the date hereof, effective as of the date first written above.


                                    Chuck Cody

                                                                  Exhibit 10.3

                               PROMISSORY NOTE

$15,544.33                                            Los Angeles, California
                                                      September 30, 2001

      For value received, Mark Jones, an individual ("Maker") hereby promises to pay to PTS TV, Inc., dba Prime Time Media Solutions, f/k/a Prime Time Sports TV ("Holder"), the aggregate sum of Fifteen Thousand Five Hundred Forty Four Dollars and Thirty Three Cents ($15,544.33) (the "Principal Amount") upon the terms and conditions set forth in this Promissory Note (this "Note"). This Note is delivered pursuant to the terms of that certain Settlement Agreement, of even date herewith, by and among Holder, Adam Anthony, Richard Anthony, Maker, Chuck Cody, Media Maverick, Inc., Central Coast Media, L.L.C., Nicole Licata, and Thaon Communications, Inc., f/k/a Castpro.com, Inc. (the "Settlement Agreement").

1. INTEREST. No interest shall accrue upon the Principal Amount under this Note.

2. PAYMENTS; SATISFACTION. Subject to Section 3 hereof, no payments shall be required to be made on the Principal Amount under this Note. The Principal Amount under this Note shall be deemed to have been fully paid upon the payment of the entire principal amount under that certain Promissory Note, of even date herewith, made by Maker and Chuck Cody in favor of Holder in the principal amount of Four Hundred Fifty Thousand Dollars ($450,000) (the "Jones/Cody Note").

3. EVENTS OF DEFAULT. The occurrence of any default under the Settlement Agreement or any Event of Default under the Jones/Cody Note will constitute an "Event of Default" under this Note. Upon the occurrence of any Event of Default, Holder may, in its sole discretion, declare the entire unpaid Principal Amount of this Note to be immediately due and payable, and shall have one year from the date of the Event of Default to enforce its legal remedies against Maker (it being expressly agreed that Maker waives any other limitations period that might apply with respect thereto). Any payments under this Note shall be made to Holder at the address set forth in Section 5.4 of this Note or at such other address as Holder may designate to Maker in writing. Payment shall be made in immediately available funds and shall be credited first to unpaid Principal Amount, and then to other charges, fees, costs or expenses payable by Maker under this Note, in such order and amounts as Holder may determine in its sole and absolute discretion. The receipt of any check or other item of payment by Holder, at its option, shall not be considered a payment until such payment item is honored when presented for payment at the drawee bank or institution, and Holder, at its option, may delay the credit of such payment until such payment is so honored.

4. WAIVER OF PRESENTMENT. Maker irrevocably and unconditionally waives presentment, demand for payment, notice of demand, dishonor, protest and non-payment and all other notices and demands in connection with the delivery, acceptance, performance, default under, and enforcement of this Note.

5.    MISCELLANEOUS.

      5.1 Entire Agreement and Modification. This Note, together with the Settlement Agreement, the Jones/Cody Note, and the Promissory Note, of even date herewith, in the principal amount of Thirty Seven Thousand Five Hundred Dollars ($37,500) executed by Chuck Cody, constitutes the entire understanding between the parties pertaining to the subject matter hereof and supersedes all prior agreements, understandings, negotiations and discussions, whether oral or written. There are no warranties, representations or other agreements between the parties, in connection with the subject matter hereof, except as specifically set forth herein.

      5.2 Assignment. This Note shall be binding on, and shall inure to the benefit of, the parties hereto and their respective heirs, legal representatives, successors and permitted assigns. Neither this Note nor any rights, benefits or obligations hereunder, nor any interest herein, may be assigned, directly, indirectly, voluntarily or by operation of law, by Holder without the express written consent of Maker.

      5.3 Amendment and Waiver. This Note may not be modified or amended except by an instrument or instruments in writing signed by the party against whom enforcement of any such modification or amendment is sought. Any party hereto may, only by an instrument in writing, waive compliance by any other party hereto with any term or provision of this Note on the part of such other party hereto to be performed or complied with. The waiver by any party hereto of a breach of any term or provision of this Note shall not be construed as a waiver of any subsequent breach.

      5.4 Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by telecopier (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

            If to Holder:
                  PTS TV, Inc.


                  Facsimile:
                  Attn:

            With copy to:
                  Alschuler Grossman Stein & Kahan LLP
                  2049 Century Park East, 39th Floor
                  Los Angeles, California  90067
                  Attn:  Lucia E. Coyoca, Esq.
                  Fax: (310) 552-6077

            If to Maker:


            Facsimile:
            Attn:

      With a copy to:


            Facsimile:
            Attn:

      5.5 Attorneys' Fees. In the event that any party to this Note shall commence or otherwise be made a party to any suit, action or other proceeding solely to interpret this Note, or determine or enforce any right or obligation created hereby, the prevailing party in such action shall recover such party's costs and expenses incurred in connection therewith, including reasonable attorney's fees and costs of appeal, if any. Any court shall, in entering any judgment or making any award in any such suit, action or other proceeding, in addition to any and all other relief awarded to such prevailing party, include in such judgment or award such party's costs and expenses as provided in this
Section 6.5.

      5.6 Governing Law. The debt evidenced by this Note was incurred in the State of California and this Note shall be governed by and construed, interpreted and enforced in accordance with and under the laws of the State of California without respect to conflict of laws provisions thereof.

      5.7 Section Headings, Construction. The headings of sections of this Note are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Note. All words used in this Note will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

      IN WITNESS WHEREOF, this Note has been executed by the undersigned as of the day first above written.


                              Mark Jones

                                                                  Exhibit 10.4

                               PROMISSORY NOTE

$37,500                                         Los Angeles, California
                                                      September 30, 2001

      For value received, Chuck Cody, an individual ("Maker") hereby promises to pay to PTS TV, Inc., dba Prime Time Media Solutions, f/k/a Prime Time Sports TV ("Holder"), the aggregate sum of Thirty Seven Thousand Five Hundred Dollars ($37,500) (the "Principal Amount") upon the terms and conditions set forth in this Promissory Note (this "Note"). This Note is delivered pursuant to the terms of that certain Settlement Agreement, of even date herewith, by and among Holder, Adam Anthony, Richard Anthony, Maker, Mark Jones, Media Maverick, Inc., Central Coast Media, L.L.C., Nicole Licata, and Thaon Communications, Inc., f/k/a Castpro.com, Inc. (the "Settlement Agreement").

1. INTEREST. No interest shall accrue upon the Principal Amount under this Note.

2. PAYMENTS; SATISFACTION. Subject to Section 3 hereof, no payments shall be required to be made on the Principal Amount under this Note. The Principal Amount under this Note shall be deemed to have been fully paid upon the payment of the entire principal amount under that certain Promissory Note, of even date herewith, made by Maker and Mark Jones in favor of Holder in the principal amount of Four Hundred Fifty Thousand Dollars ($450,000) (the "Jones/Cody Note").

3. EVENTS OF DEFAULT. The occurrence of any default under the Settlement Agreement or any Event of Default under the Jones/Cody Note will constitute an "Event of Default" under this Note. Upon the occurrence of any Event of Default, Holder may, in its sole discretion, declare the entire unpaid Principal Amount of this Note to be immediately due and payable and shall have one year from the date of the Event of Default to enforce its legal remedies against Maker (it being expressly agreed that Maker waives any other limitations period that might apply with respect thereto). Any payments under this Note shall be made to Holder at the address set forth in Section 5.4 of this Note or at such other address as Holder may designate to Maker in writing. Payment shall be made in immediately available funds and shall be credited first to unpaid Principal Amount, and then to other charges, fees, costs or expenses payable by Maker under this Note, in such order and amounts as Holder may determine in its sole and absolute discretion. The receipt of any check or other item of payment by Holder, at its option, shall not be considered a payment until such payment item is honored when presented for payment at the drawee bank or institution, and Holder, at its option, may delay the credit of such payment until such payment is so honored.

4. WAIVER OF PRESENTMENT. Maker irrevocably and unconditionally waives presentment, demand for payment, notice of demand, dishonor, protest and non-payment and all other notices and demands in connection with the delivery, acceptance, performance, default under, and enforcement of this Note.

5.    MISCELLANEOUS.

      5.1 Entire Agreement and Modification. This Note, together with the Settlement Agreement, the Jones/Cody Note, the Promissory Note, of even date herewith, in the principal amount of Fifteen Thousand Five Hundred Forty Four Dollars and Thirty Three Cents ($15,544.33) executed by Mark Jones, constitutes the entire understanding between the parties pertaining to the subject matter hereof and supersedes all prior agreements, understandings, negotiations and discussions, whether oral or written. There are no warranties, representations or other agreements between the parties, in connection with the subject matter hereof, except as specifically set forth herein.

      5.2 Assignment. This Note shall be binding on, and shall inure to the benefit of, the parties hereto and their respective heirs, legal representatives, successors and permitted assigns. Neither this Note nor any rights, benefits or obligations hereunder, nor any interest herein, may be assigned, directly, indirectly, voluntarily or by operation of law, by Holder without the express written consent of Maker.

      5.3 Amendment and Waiver. This Note may not be modified or amended except by an instrument or instruments in writing signed by the party against whom enforcement of any such modification or amendment is sought. Any party hereto may, only by an instrument in writing, waive compliance by any other party hereto with any term or provision of this Note on the part of such other party hereto to be performed or complied with. The waiver by any party hereto of a breach of any term or provision of this Note shall not be construed as a waiver of any subsequent breach.

      5.4 Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by telecopier (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

            If to Holder:
                  PTS TV, Inc.


                  Facsimile:
                  Attn:

            With copy to:
                  Alschuler Grossman Stein & Kahan LLP
                  2049 Century Park East, 39th Floor
                  Los Angeles, California  90067
                  Attn:  Lucia E. Coyoca, Esq.
                  Fax: (310) 552-6077

            If to Maker:


                  Facsimile:
                  Attn:

      With a copy to:


                  Facsimile:
                  Attn:

      5.5 Attorneys' Fees. In the event that any party to this Note shall commence or otherwise be made a party to any suit, action or other proceeding solely to interpret this Note, or determine or enforce any right or obligation created hereby, the prevailing party in such action shall recover such party's costs and expenses incurred in connection therewith, including reasonable attorney's fees and costs of appeal, if any. Any court shall, in entering any judgment or making any award in any such suit, action or other proceeding, in addition to any and all other relief awarded to such prevailing party, include in such judgment or award such party's costs and expenses as provided in this
Section 6.5.

      5.6 Governing Law. The debt evidenced by this Note was incurred in the State of California and this Note shall be governed by and construed, interpreted and enforced in accordance with and under the laws of the State of California without respect to conflict of laws provisions thereof.

      5.7 Section Headings, Construction. The headings of sections of this Note are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Note. All words used in this Note will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

      IN WITNESS WHEREOF, this Note has been executed by the undersigned as of the day first above written.



                              Chuck Cody

                                                                  Exhibit 10.5
                               PROMISSORY NOTE

$450,000                                              Los Angeles, California
                                                      September 30, 2001

      For value received, Mark Jones, an individual ("Jones"), Chuck Cody, an individual ("Cody" and collectively with Jones, the "Makers"), jointly and severally, hereby promise to pay to PTS TV, Inc., dba Prime Time Media Solutions, f/k/a Prime Time Sports TV ("Holder"), the aggregate sum of Four Hundred Fifty Thousand Dollars ($450,000) (the "Principal Amount") upon the terms and conditions set forth in this Promissory Note (this "Note"). This Note is delivered pursuant to the terms of that certain Settlement Agreement, of even date herewith, by and among Holder, Adam Anthony, Richard Anthony, Makers, Media Maverick, Inc., Central Coast Media, L.L.C. ("Central Coast"), Nicole Licata, and Thaon Communications, Inc., f/k/a Castpro.com, Inc. (the "Settlement Agreement").

1. INTEREST. No interest shall accrue upon the Principal Amount under this Note.

2. PAYMENTS. Until the entire unpaid Principal Amount under this Note has been paid, the Principal Amount shall be due and payable as follows:

      2.1 With respect to any business or entity that is owned or controlled, in whole or in part, by Makers, or any of them, directly or indirectly, and which is in the business of purchasing media time ("Media Entity"), Makers shall pay Holder on a monthly basis the amount equal to the greater of (i) 2% of the amounts collected by any Media Entity, or (ii) the Media Entity Monthly Minimum (as hereinafter defined). For the purposes of this Note, and subject to Section
2.5 hereof, "Media Entity Monthly Minimum" shall mean, with respect to any Media Entity, (a) $5,000 per month for the first 6 months following Makers, or any of them, commencing to own or control such Media Entity, (b) $10,000 per month for the next 24 months, and (c) $15,000 per month thereafter. No payments shall be required under this subparagraph for any month that both Makers do not own or control, in whole or in part, directly or indirectly, any Media Entity.

      2.2 With respect to any client or consulting services provided by Makers, or any of them, directly or indirectly, concerning media buying, television production or television advertising or other activities associated with direct response television marketing ("Consulting Services"), Makers shall pay Holder on a monthly basis the amount equal to the greater of (i) 20% of all funds received by Makers, or any of them, with respect to any Consulting Services, or
(ii) the Consulting Services Monthly Minimum (as hereinafter defined). For the purposes of this Note, and subject to Section 2.5 hereof, "Consulting Services Monthly Minimum" shall mean, with respect to any Consulting Services performed by Makers, or any of them, (a) $3,000 per month for the first 6 months following the execution of this Note, and (b) $5,000 per month thereafter. No payment shall be required under this sub-paragraph for any month that both Makers do not provide any Consulting Services.

      2.3 If Makers, or any of them, or any entity in which either Makers has any ownership interest, directly or indirectly, receives any funds from, or in connection with, services performed by Central Coast or any entity in which Nicole Licata, Steve Elena, Vicka Harrison, or Susanna DaSilva have any ownership interest, directly or indirectly, then Makers shall pay Holder on a monthly basis the amount equal to the greater of (i) 33-1/3% of such funds, or
(ii) the Consulting Services Monthly Minimum. In the event that Nicole Licata receives from Central Coast income in any form in excess of $175,000 in any single calendar year, the amount of such income in excess of $175,000 shall be considered to be funds received by Makers for the purposes of calculating the amounts payable by Makers pursuant to this Section 2.3.

      2.4 If Makers, or any of them, have any ownership interest, directly or indirectly, in any business or entity involved in the business of direct response product distribution (as distinguished from media consulting or media placement, which shall be governed by Section 2.2 above) ("Product Distribution Entity"), Makers shall pay Holder on a monthly basis the amount equal to 20% of the net profits received by them, or any of them, directly or indirectly, in connection with any such Product Distribution Entity.

      2.5 Makers hereby acknowledge that all their obligations under this Note are joint and several; provided, however, if one of the Makers ceases to have any involvement in any Media Entity, Consulting Services, or Product Distribution Entity, while the other continues to have some such involvement, then during the period only one of them has some such involvement, the Media Entity Monthly Minimum and the Consulting Services Monthly Minimum shall each be reduced by 50%.

3.    DELIVERY OF PAYMENT.

      3.1 Payments due under this Note shall commence on November 1, 2001, and shall thereafter be due and payable on the first day of each calendar month thereafter until the entire Principal Amount shall have been paid in full.

      3.2 Notwithstanding anything to the contrary set forth in this Note, Makers shall be obligated to make the payments set forth in Section 2 of this Note so long as Makers, or any of them, has any involvement or role in, or any connection or affiliation with, any Media Entity, Consulting Services or Product Distribution Entity. In the event that both Makers cease having any role or involvement in any Media Entity, Consulting Services, or Product Distribution Entity, then their obligation to make the payments set forth in Section 2 of this Note shall be suspended during the period they both have no such role or involvement. The obligations to make the payments set forth in Section 2 of this Note shall resume at such time as Makers, or any of them, resume having any role or involvement in any Media Entity, Consulting Services or Product Distribution Entity.

      3.3 Payment under this Note shall be made to Holder at the address set forth in Section 7.4 of this Note or at such other address as Holder may designate to Makers in writing. Payment shall be made in immediately available funds and shall be credited first to unpaid Principal Amount, and then to other charges, fees, costs or expenses payable by Makers under this Note, in such order and amounts as Holder may determine in its sole and absolute discretion. The receipt of any check or other item of payment by Holder, at its option, shall not be considered a payment until such payment item is honored when presented for payment at the drawee bank or institution, and Holder, at its option, may delay the credit of such payment until such payment is so honored.

4. PREPAYMENT. Makers may prepay all or any part of the Principal Amount, without penalty or premium.

5. EVENTS OF DEFAULT. The failure to pay any payment hereunder when due, which payment failure is not cured within ten (10) days after Holder gives Makers notice of such failure in writing, or the occurrence of any default under the Settlement Agreement will constitute an "Event of Default" under this Note. Upon the occurrence of any Event of Default, Holder may, in its sole discretion, declare the entire unpaid Principal Amount of this Note to be immediately due and payable.

6. WAIVER OF PRESENTMENT. Makers, and each of them, irrevocably and unconditionally waive presentment, demand for payment, notice of demand, dishonor, protest and non-payment and all other notices and demands in connection with the delivery, acceptance, performance, default under, and enforcement of this Note.

7.    MISCELLANEOUS.

      7.1 Entire Agreement and Modification. This Note, together with the Settlement Agreement, the Promissory Note, of even date herewith, in the principal amount of Thirty Seven Thousand Five Hundred Dollars ($37,500) executed by Cody, and the Promissory Note, of even date herewith, in the principal amount of Fifteen Thousand Five Hundred Forty Four Dollars and Thirty Three Cents ($15,544.33) executed by Jones, constitutes the entire understanding between the parties pertaining to the subject matter hereof and supersedes all prior agreements, understandings, negotiations and discussions, whether oral or written. There are no warranties, representations or other agreements between the parties, in connection with the subject matter hereof, except as specifically set forth herein.

      7.2 Assignment. This Note shall be binding on, and shall inure to the benefit of, the parties hereto and their respective heirs, legal representatives, successors and permitted assigns. Neither this Note nor any rights, benefits or obligations hereunder, nor any interest herein, may be assigned, directly, indirectly, voluntarily or by operation of law, by Holder without the express written consent of Makers, or any of them.

      7.3 Amendment and Waiver. This Note may not be modified or amended except by an instrument or instruments in writing signed by the party against whom enforcement of any such modification or amendment is sought. Any party hereto may, only by an instrument in writing, waive compliance by any other party hereto with any term or provision of this Note on the part of such other party hereto to be performed or complied with. The waiver by any party hereto of a breach of any term or provision of this Note shall not be construed as a waiver of any subsequent breach.

      7.4 Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by telecopier (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

            If to Holder:
                  PTS TV, Inc.


                  Facsimile:
                  Attn:

            With copy to:
                  Alschuler Grossman Stein & Kahan LLP
                  2049 Century Park East, 39th Floor
                  Los Angeles, California  90067
                  Attn:  Lucia E. Coyoca, Esq.
                  Fax: (310) 552-6077

            If to Jones:


                  Facsimile:
                  Attn:

            With a copy to:


                  Facsimile:
                  Attn:

            If to Cody:




                  Facsimile:
                  Attn:

            With a copy to:


                  Facsimile:
                  Attn:

      7.5 Attorneys' Fees. In the event that any party to this Note shall commence or otherwise be made a party to any suit, action or other proceeding solely to interpret this Note, or determine or enforce any right or obligation created hereby, the prevailing party in such action shall recover such party's costs and expenses incurred in connection therewith, including reasonable attorney's fees and costs of appeal, if any. Any court shall, in entering any judgment or making any award in any such suit, action or other proceeding, in addition to any and all other relief awarded to such prevailing party, include in such judgment or award such party's costs and expenses as provided in this
Section 7.5.

      7.6 Governing Law. The debt evidenced by this Note was incurred in the State of California and this Note shall be governed by and construed, interpreted and enforced in accordance with and under the laws of the State of California without respect to conflict of laws provisions thereof.

      7.7 Section Headings, Construction. The headings of sections of this Note are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Note. All words used in this Note will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

      IN WITNESS WHEREOF, this Note has been executed by the undersigned as of the day first above written.



                                   Mark Jones



                                   Chuck Cody