Form 10KSB
period 2001-12-31
THAON COMMUNICATIONS INC
filed 2002-04-16
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

                                          Commission file number:


                           Thaon Communications, Inc.
                 (Name of Small Business Issuer in Its Charter)

      Nevada                                             87-0622329
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

       1529 W. Olympic Boulevard, Suite 100, Los Angeles, California 90015
               (Address of Principal Executive Offices) (Zip Code)

                                 (213) 252-7050
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

      Title of Each Class             Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)

      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

      The issuer's total consolidated revenues for the year ended December 31, 2001, were $17,174,720.

      The aggregate market value of the registrant's common stock, $0.001 par value held by non-affiliates was approximately $2,695,095, based on the closing price for the common stock on March 12, 2002. On March 12, 2002, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 107,769,891.

                                     TABLE OF CONTENTS


PART I.......................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS..........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................7
   ITEM 3.  LEGAL PROCEEDINGS................................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............8

PART II......................................................................9
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........9
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......10
   ITEM 7.  FINANCIAL STATEMENTS............................................13
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE............................................14

PART III....................................................................14
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............14
   ITEM 10. EXECUTIVE COMPENSATION..........................................14
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.................................18
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................24
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................24

INDEX TO EXHIBITS...........................................................26

                                           PART I

ITEM 1.  DESCRIPTION OF BUSINESS

   Thaon Communications, Inc., a Nevada corporation (the "Company"), was incorporated under the name Engineering Services, Inc., on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November of 1998. The Company was originally engaged in seeking and developing mining properties which operations it abandoned in 1991 becoming a dormant shell without assets or liabilities. On November 29, 1999, the Company changed its name to CastPro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of CastPro.com, LLC, a California limited liability company ("CastPro.com"). In November 2000, the Company changed its name to Thaon Communications, Inc.

   The Company's current operations are conducted through its wholly owned subsidiaries, CastPro.com, L.L.C. ("CastPro"), Prime Time Media Solutions ("Prime Time"), Legal Broadcast Company ("LBC"), and Prime Time Distribution ("PTD"). On December 28, 2001, Prime Time and PTD completed a consolidation of operations to reduce overhead.

   On December 29, 2000, the Company acquired all of the outstanding stock of Prime Time Media Solutions ("Prime Time") in exchange for Three Million (3,000,000) shares of its Series A Preferred Stock. Prime Time specializes in media planning and placement providing advertisers with targeted and cost-effective exposure for their media campaigns. Prime Time maintains relationships with every major television station in the country and possesses an extensive database of information relating to the performance history of each.

   On April 10, 2001, the Company acquired Legal Broadcast Company ("LBC") in exchange for One Million (1,000,000) shares of the Company's Series B Preferred Stock. LBC provides law firms, corporations and insurance companies with quality, consistency, and reliability in the creation, review, storage, and presentation of video, particularly the documentation and storage of legal depositions.

   On May 8, 2001 the Company acquired EMG Visual Graphics, Inc. ("EMG") in exchange for Three Hundred Thousand (300,000) restricted shares of the Company's common stock. EMG d/b/a Eclipse Marketing Group is a full service sales and marketing consulting firm specializing in all aspects of the branding and promotional products business. The Company sold EMG on October 1, 2001 as a result of management's determination that EMG did not fit into the Company's overall business strategy.

   On May 22, 2001, the Company acquired Prime Time Distribution, Inc. ("PTD") in exchange for Five Hundred Thousand (500,000) restricted shares of the Company's common stock. PTD is a direct marketing company.

CASTPRO

   CastPro is a streaming media company with audio and video production facilities headquartered in Los Angeles, California.

   Proven by the advent and achievements of cable television, specialized broadcast channels have proliferated and succeeded using a niche content delivery theology. With the introduction of technology that allows for streaming media to be viewed through the World Wide Web, a virtually limitless universe of channels now offer companies and individuals the ability to broadcast a program or message to as few as one or more than 10 million people, anywhere in the world, all available at the touch of a mouse button. This specialization of broadcasting has been referred to as "Narrowcasting". Streaming media fits squarely in the narrowcasting marketplace. The narrowcasting industry consists of satellite and cable television, streaming media (live and on-demand), radio and printed publications.

   CastPro's model is to partner with existing brick and mortar entities that currently have market share in each of the target market segments. This strategy affords us the opportunity to utilize the sales and marketing efforts of our partners to offer turnkey rich media creation and publishing services utilizing their existing client relationships.

   Traditionally, corporations have shied away from utilizing streaming media in their daily interaction with employees, partners, and customers based on a few fundamental problems with the streaming process. One of these problems is the latency in delivery of content, as delivery has historically been adversely affected by other traffic traversing the Internet.

   CastPro has addressed this issue from the end-user perspective, as opposed to the provider perspective, by partnering with what CastPro management believes are "best of breed" technology partners for edge delivery of content to the web. Companies such as Akamai, Digital Island, iBEAM, and others have made streaming media distribution a practical reality by addressing the "last mile" issues. Content population and caching of data at the closest possible delivery point has drastically reduced the latency in delivery of content.

   Streaming media technology has made significant advances during the last 18 months from the perspective of content owners and end-users. The streaming media market is now positioned for wide-scale adoption and subsequent explosions in growth.

CastPro Streaming Media Solutions

   Utilizing what CastPro management believes to be best of breed partnerships in the Content Distribution Network ("CDN") space, CastPro has the ability to develop, produce, and stream audio and video content specifically tailored to clients' needs. Through multiple partnerships with companies such as NaviSite, Akamai, and Level 3, as well as extensive software partnerships, CastPro delivers audio and video products to the end user.

   CastPro's highly redundant and scalable distribution network allows for a multitude of simultaneous users. CastPro's audio and video broadcasts are crisp, clear and most importantly, customizable for each client. With audio and video production on site, CastPro can carry out all aspects of production, webcasting, and distribution.

Technical Partnerships

   CastPro has forged numerous partnerships, which allow us to remain very focused, and to better service clients both large and small and further our commitment to conducting in-depth buy vs. build analysis of new technology.

Sonic Foundry / MediaSite, Inc.                                   NASDAQ: SOFO

   MediaSite has developed technology for text-based searching of video assets. CastPro is currently deploying these technologies to provide ingestion, synchronization, encoding, storage and delivery services of rich media content. MediaSite was recently acquired by Sonic Foundry and furthers our trust and confidence in this relationship.

NaviSite, Inc.                                                    NASDAQ: NAVI

   CastPro has partnered with NaviSite, a leading provider of streaming media Content Distribution Services, to offer a live and on-demand CDN to CastPro's client base. NaviSite's managed hosting services are partnered with fifteen other CDN companies such as Akamai, Speedera, Digital Island, and Streaming Media Company to deliver video on demand (VOD) and live streaming traffic. NaviSite uses a proprietary system to determine which CDNs are performing the best and sends the traffic through those networks. NaviSite's own custom network is located throughout the United States, South America, and Europe to facilitate moving VOD and live stream traffic to other distribution points.

   On January 16, 2002, CastPro executed an agreement with Internet streaming provider, NaviSite, to use NaviSite's network of various Content Delivery Network (CDN) partners as its primary distribution mechanism for its streaming services, including live and on demand video and audio streaming using Microsoft Windows Media and RealNetworks Real Media formats. The agreement with NaviSite allows CastPro to offer streaming services at pricing levels that are comparable to the largest providers in the industry while providing what CastPro management believes to be superior redundancy and reliability.

   Additionally, under the agreement, NaviSite will provide CastPro with the use of its "streamOS" platform. The streamOS platform provides a web based, unified interface for managing content, statistics, and digital rights across all of the CDN's that are part of the NaviSite distribution solution. The NaviSite distribution solution allows CastPro to utilize multiple delivery networks from well known providers such as Akamai, Speedera, Digital Island, Streaming Media Corporation, st3, and Servecast. The content management aspects of the streamOS platform will allow CastPro's clients to manage their own content if they choose to and are able.

Microsoft Corporation                                       NASDAQ: MSFT

   CastPro is a recognized Microsoft Windows Media Service Provider due to our experience using Windows Media Technologies for encoding, hosting, and live-event production. As a member of this program, CastPro is on the inside track with Microsoft for marketing support, technical support, and evaluation of new Windows Media Technologies to directly benefit our customer's streaming media needs.

Pinnacle Systems, Inc.                                            NASDAQ: PCLE

   Pinnacle Systems is a leader in traditional broadcast media for the film and video industry. CastPro utilizes Pinnacle Systems' flagship encoding products to capture video and audio for live or on-demand streaming to the Internet. In addition to offering exceptional encoding quality, CastPro can provide encoding system redundancy to increase the likelihood of trouble free live event encoding.

   On January 28, 2002 CastPro entered into a joint venture with Talentclick, Inc. ("Talentclick") which provides talent search services through its web site where industry professionals search for, find, and hire talent for acting roles and commercials. Talentclick was founded in March of 2000 by Rowland Perkins, founding president of Creative Artists Agency, and Mike Fenton, a casting director. Talentclick receives revenue from subscriptions from talent members and the service is free to industry executives. Additionally, in an effort to ensure that Talentclick provides a quality service to the industry, most Talentclick members are required to audition in order to get placement on the web site. Talentclick is currently owned by ieProducer, Inc. Under the terms of the joint venture, Mr. Perkins and his management team assumed day-to-day management of CastPro's downtown Los Angeles studio and are exploring ways to leverage the production assets for the creation of proprietary entertainment and educational content for distribution through a variety of mediums including television, theatres, the Internet, DVD and VHS. On March 7, 2002, Thaon Communications, Inc., executed a letter of intent to acquire Talentclick.

PRIME TIME

   Prime Time specializes in media planning and placement services for direct response television ("DRTV") advertising. DRTV advertising refers to any advertising campaign that aims to elicit a specific, measurable response from the audience. The response can be a phone call, an email, a check in the mail or a credit card order, among other things, but it is always a direct contact with a potential customer. Prime Time's direct response advertising services have mainly been associated with the program length "infomercials" widely distributed on TV. In mid 1999, Prime Time expanded its services to include the planning and placement of short form media (30, 60, 90 and 120 second advertisements).

   During the six years since it was founded, Prime Time has placed hundreds of millions of dollars worth of television advertising on broadcast and cable networks in every market in the United States. With extensive media management systems in place, Prime Time is well positioned to provide clients with comprehensive media management services. Prime Time grew rapidly, and is perhaps best known for having been the primary agency for the Billy Blanks Tae Bo Aerobics infomercial campaign and more than 70 different golf clients.

   Prime Time has planned and launched/managed media campaigns for more than 100 different clients including; Billy Blanks Tae Bo Aerobics, Sony Music Direct, Hippo Golf, Bungalo Records, Solo Golf, Skis Dynastar, Cleveland Golf, Adams Golf, Orlimar Golf, Liquid metalGolf, Motor Up Engine Additive and Perfect Buns and Thighs.

LBC

   LBC specializes in the capture, archival and presentation of legal proceedings. Utilizing trained video technicians, state of the art videoconferencing and Internet streaming technology that incorporates advanced voice recognition based automated text to video synchronization, secure Internet archiving technology and proprietary trial presentation software.

   The Gartner Group. IDC, and Forrester Research indicate the litigation-specific Application Service Provider market is projected to grow to over $6 billion annually by 2003. LBC was founded in June of 2000 to capitalize on this, and is the successor to a 16-year-old litigation support company called the Cardomon Group, Inc. For more than 16 years, Cardomon has been a successful operator of legal support services including court reporting, CD-ROM production, demonstrative evidence generation, video services and high technology trial support. In April 2001,Thaon Communications acquired LBC, recognizing that there is a tremendous opportunity for the practical application of streaming media services in the legal industry through the LBC business model.

   LBC has created a network of relationships within the legal support industry and a national affiliate network that provides LBC with a steady and growing stream of business and management believes that LBC is the only national company of its kind. LBC has reputation for quality, consistency and reliability, having been a part of The Cardomon Group for the past 15 years. LBC's goal is to provide law firms, corporations and insurance companies quality, consistency and reliability in the capture, review, storage and presentation of litigation information. The future will see the company offer solutions that will enhance clients' ability to convey their message, in conjunction with cost and time saving technology that allows attorneys to view legal events such as depositions, hearings and trials remotely over the Internet. LBC offers solutions through the application of technologies that management believes will enhance the legal profession's ability to convey their message while saving time and money. The components of the process include proceedings capture/video conferencing, proceedings archiving (storage/hosting), and proceedings presentation.

   The legal video conferencing and capture component of this process demonstrates state-of-the-art capturing and encoding technologies. This process enables us to store this data on a server and broadcast on the Internet, archived on a CD-Rom or DVD. LBC can provide a complete Video Conferencing and Internet Broadcasting Solution. This solution provides attorneys the ability to attend a deposition or other legal proceeding remotely and simultaneously captures the video, audio, chat, collaboration and documents for subsequent use in a video on demand setting and ultimately in trial presentation. These secure live broadcast services provide the transmission of a videoconference session to the desktop of the legal professional using a secure Internet connection. This creates what management believes to be a valuable and unique videoconferencing/streaming solution that incorporates the best qualities of each technology and negates the shortcoming of each technology individually. Additionally, as part of LBC's solution and as an avenue to further increase our revenue we are an authorized reseller of Polycom, STARBAK and Sonic Foundry video conferencing and streaming systems.

   The legal proceeding processing and archiving component of this process demonstrates state-of-the-art video production, duplication, integration and storage capability. This process applies archiving and data storage technology for later use in the presentation of this data. This service integrates all data related to the legal proceeding. Transcripts, video/audio, exhibits and other documents are digitized, synchronized, indexed and linked. This information is then transferred to a wide range of highly secure mass storage devices for subsequent review, archiving or presentation. State of the art facilities provide duplication services that support all formats of video and audio, CD-ROM, and DVD.

   The legal proceedings presentation component is proprietary software acquired from IDEA, Inc. TrialProTM is a multi-tasking user-interface software application that integrates on a single page rich media publishing, text, streaming video or video conferencing, and documents.

   LBC intends to launch its live streaming services and Depositions Navigator technology in the second quarter of 2002. LBC's streaming services will provide a text searchable feature enabling attorneys and insurance representatives to easily and efficiently find video material regarding specific issues by utilizing its proprietary key word search engine from video transcripts as well as providing the ability for attorneys and others associated with various legal proceedings to access those proceedings through LBC's live interactive streaming services.

PTD

   PTD is a full service fulfillment center catering to the direct marketing industry. The PTD fulfillment center provides services such as merchant banking assistance, order processing, product assembly, pick and pack, direct to consumer shipping, customer service and direct mail preparation and distribution.

   PTD currently leverages the new business development activities and personnel of Prime Time to gain new clients and will assist Thaon in capitalizing on merchandising opportunities by offering in-house order processing and distribution capabilities to support any direct to consumer or business to business distribution efforts surrounding the distribution of DVD's, Video's, CD Rom's on an as needed basis.

   As of March 28, 2002, the Company had a total of nineteen (19) employees, all of which were employed full-time.

NEW INITIATIVES

   As a result of a new relationship with Rowland Perkins, Mike Fenton and Stan Lerner, and their company, Talentclick, Inc., the Company is exploring opportunities to leverage the CastPro production studio for the production and distribution of entertainment and educationally oriented full motion video and rich media content. As a result of this exploration process, Messrs. Perkins, Lerner and Fenton have joined the Company's Board of Directors and are overseeing operations in the CastPro studio.

ITEM 2.  DESCRIPTION OF PROPERTY

   The Company has a five (5) year lease for approximately13,800 square feet of office and studio space located in Los Angeles, California at a monthly rental of $16,820 which increases 5% annually. The lease will expire in October 2005.

ITEM 3.  LEGAL PROCEEDINGS

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

   On September 30, 2001, a lawsuit initiated by Prime Time Media Solutions against Mark Jones and Chuck Cody (former officers of Prime Time) was settled out of court. This litigation emanated from the resignation of these officers, which resulted in the Company losing clients representing approximately 70% of PTMS' revenue for the six month period ended June 30, 2001 and the loss of future cash flow that these clients may have provided.

   As a result of the Jones and Cody litigation, which was fully and finally settled on November 5, 2001, the Company is entitled to receive $450,000 from Jones, Cody and Media Maverick pursuant to a promissory note. The note is payable in monthly installments which shall be the greater of an increasing monthly minimum or a percentage of revenue generated by Jones, Cody and Media Maverick in the direct response television industry. Such amounts are expected to provide the Company with extra capital resources for at least the next 24 months. Although the Company is optimistic it will receive payments under this note, no assurances can be given regarding either the size or frequency of any such payments. However, to date, all monthly payments have been received by the Company.

   Castpro has been in negotiation with the Internal Revenue Service (IRS) regarding unpaid employment tax deposits, penalties, and interest for the tax year 2000 and first and second quarters of 2001. An Offer in Compromise has been presented to the IRS to reduce the liability substantially and CastPro awaits further determination regarding acceptance of our offer. No legal proceedings, liens, or attachments have been made or notification of any additional action has been received. The full amount of the liability was recorded in the financial statements for the year 2001. In addition, the company has been notified by the Employment Development Department of the State of California
(EDD) that unpaid employment taxes, penalties, and interest are owed. Initial contact has been made regarding the debt, but no formal action toward compromise has been taken. No legal proceedings, liens, or attachments have been made or notification of any additional action has been received. The full amount of the liability was recorded in the financial statements for the year 2001. Castpro has made all employment tax deposits for third and fourth quarters of 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 6, 2001, 72,699,064 shares of Common Stock were issued and outstanding. Additionally, on November 6, 2001, the Company had issued and outstanding 690,000 shares of Series B Preferred Stock, 500,000 shares of Series C Preferred Stock, and 2,310,000 shares of Series D Preferred Stock. Holders of the Series B and Series C Preferred Stock have the same voting rights as the holders of the Common Stock. Each share of Series D Preferred Stock is entitled to vote twenty-five (25) shares of Common Stock, thus allowing the holders of the Series D Preferred Stock to vote on November 6, 2001 a total of 57,750,000 shares of Common Stock on matters submitted to the Company's shareholders. Accordingly, a total of 131,639,064 shares of the Company's capital stock were entitled to vote on these matters.

   Holders of 61% of the outstanding capital stock entitled to vote, or 80,654,464 shares, voted in favor of the following proposals. No shares were voted against any proposal, no shares were withheld from voting on any proposals, and no broker non-votes were received regarding any of the following proposals. Accordingly, all of the following proposals were approved and adopted.

PROPOSAL NO. 1:   Appointment of the following five (5) new directors to the
                  Company's Board of Directors: Adam Anthony, Robert S. McNeill,
                  Doug Mondo, Steve Aquavia and David Nelson. These directors will serve until the next Annual Meeting of Shareholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal.

PROPOSAL NO. 2:   Ratification of  the appointment of Kabani & Company, Inc. as independent public accountants for the Company for the year ending December 31, 2001.

PROPOSAL NO. 3:   Amending the Company's articles of incorporation to increase the number of shares of the Common Stock authorized for issuance from 75,000,000 to 200,000,000.

                                          PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock ("Common Stock") is traded in the over-the-counter bulletin board stock market under the symbol "THAO".

   The high and low closing bid and ask prices for the fiscal years 2000 and 2001, and for the period ending March 25, 2002 are as follow:

   Year     Quarter           High        Low
   2000     First             $7.00       $5.00
            Second            $8.00       $7.00
            Third             $8.63       $3.00
            Fourth            $5.35       $1.94

   Year     Quarter           High        Low
   2001     First             $2.88       $2.00
            Second            $2.75       $0.42
            Third             $1.39       $0.06
            Fourth            $0.20       $0.04

   Year     Quarter           High        Low
   2002     First             $0.06       $0.01

   As of March 11, 2002, there were approximately 107,769,891 shares of Common Stock issued and outstanding held by approximately 1,578 shareholders of record.

Dividends on the Common Stock

   The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. The Company may not pay dividends on its Common Stock without first paying dividends on its Preferred Stock. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

   During 2001, the Company sold 5,502,237 shares its Common Stock to accredited investors at an average price of $.244 per share for a total offering price of $1,342,091. The Offering was made pursuant to exemptions from registration including, but not limited to, Rule 506 of Regulation D and Rule 903 of Regulation S under the Securities Act of 1933. Commissions and discounts totaling $534,177 were paid to effect these sales.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Information

   This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

General

   The Company is a multidimensional media company operating through four wholly owned subsidiaries. Its mission is to exploit opportunities resulting from the convergence of online companies, offline brick-and-mortar companies, telecoms, and traditional media markets. The Company earns revenues through client services fees and is rapidly expanding its activities in the area of the creation, development and distribution of proprietary and traditional forms of entertainment and educational content.

   The Company's corporate family is based on a business model that joins brick and mortar companies with the development of advanced technologies that can be practically applied in the marketplace. This structure has a tangible effect on future growth and should positively affect earnings as the technology is introduced into the existing business stream. The Company's operations for 2001 consisted of operations conducted through its wholly owned subsidiaries, CastPro, Prime Time, LBC, and PTD.

   On September 30, 2001, a lawsuit initiated by Prime Time Media Solutions against Mark Jones and Chuck Cody (former officers of Prime Time) was settled out of court. This litigation emanated from the resignation of these officers, which resulted in the Company losing clients representing approximately 70% of PTMS' revenue for the six month period ended June 30, 2001 and the loss of future cash flow that these clients may have provided.

   As a result of the Jones and Cody litigation, which was fully and finally settled on November 5, 2001, the Company is entitled to receive $450,000 from Jones, Cody and Media Maverick pursuant to a promissory note. The note is payable in monthly installments which shall be the greater of an increasing monthly minimum or a percentage of revenue generated by Jones, Cody and Media Maverick in the direct response television industry. Such amounts are expected to provide the Company with extra capital resources for at least the next 24 months. Although the Company is optimistic it will receive payments under this note, no assurances can be given regarding either the size or frequency of any such payments. However, to date, all monthly payments have been received by the Company. The impact of the departure of these executives and the corresponding lost revenues beginning in July of 2001 was exacerbated by the tragic events in New York City of September 11, 2001. September 11th found Prime Time clients preparing to launch new projects. The attacks postponed the launch of a vast majority of those projects until the first quarter of 2002.

   The departure of Jones and Cody and the corresponding lost revenues and
clients continues to effect the performance of Prime Time into 2002.   Although
Prime Time has a growing revenue base, the Company anticipates a dramatic reduction of Prime Time revenues for the first quarter of 2002 as compared to the same time period in 2001.

   Prime Time currently carries $2,924,368 worth of debt owed to television stations and networks around the country as a result of the events of July 2, 2001 as described above. The Company has retained legal counsel to engage these media entities in settlement talks in an effort to restructure these debts.

   In December 2001, the Company began a consolidation of its accounting functions that has yielded a reduction of costs associated with financial statement preparation. In addition, the Company is committed to a conservative accounting methodology, ensuring the accuracy and integrity of all financial reporting. In keeping with this philosophy, management determined, in light of changing accounting guidelines, that a full impairment of goodwill would be appropriate. This resulted in an additional net loss of $10,739,790 for the year 2001. While this had a profound impact on our financial statements for this operating year, management believes this will have a positive impact on the accuracy and integrity of future financial reporting.

   LBC has had a reported monthly revenue growth of 109% since its acquisition by the Company in April of 2001. In addition, LBC has continued to develop its relationships and execute its technology development plans with Sonic Foundry. LBC is poised to launch its streaming media services and Deposition Navigator technology during the second quarter of 2002.

RESULTS OF OPERATIONS

   The following sections discuss the results of operations. See notes to the Consolidated Financial Statements and Independent Auditors Report for additional information.

YEAR 2001 VERSUS YEAR 2000.

   Consolidated net sales for the year ended December 31, 2001 were $17,174,720 versus $190,271 in the year ended December 31, 2000. The consolidated net loss from operations for 2001 was $17,489,316 compared to a net loss of $1,461,034 in 2000. The net losses can be attributable to decreased sales, increased overhead costs, start up expenses associated with the developmental stage period of the Company's history, and impairment of Goodwill in the amount of $10,739,790. In addition, loss from discontinued operations was $27,740 and loss from the disposal of a subsidiary was $871,036. Dividends for preferred stock accrued but unpaid in 2001 were $275,800, payable in restricted common stock of the Company.

   Net sales on a proforma basis, if the acquisition of Prime Time had taken place on January 1, 2000, would have been $27,228,000. Net sales for Prime Time through December 2001 were $16,293,754, a decrease of $10,751,377. Gross profit on this reduction in revenue is estimated at approximately $967,624. However, for the first two quarters of 2001, prior to the departure of the officers as described in the section "Legal Proceedings", net sales were $16,338,955 as compared to $15,170,983 for the same six month period in 2000, an increase of $1,167,971. Net loss for 2001 was $889,847 versus net income on a proforma basis, if the acquisition of Prime Time had taken place on January 1, 2000, of $681,000.

   Castpro had net sales of $29,648 for the fiscal year 2001 versus $182,477 for 2000. Net loss of $1,209,897 for 2001 is attributable to lack of sales volume, costs associated with the infrastructure required to provide streaming and Internet services, and administrative costs.

   Net sales for LBC were $453,000 from the date of acquisition. Net loss for the unit was $50,000 and would have remained approximately the same on a proforma basis. Gross profit margin for this operating unit averages 38.4%.

   Net sales for PTD were $1,588,000 from the date of acquisition.   Net loss
for 2001 was $586,000. On a proforma basis, net losses would have been $606,398 and were attributable to the start up costs for "infomercial" production and media costs.

   Net sales on proforma basis for the combined companies for the year ended December 31, 2001, would be $18,664,000. Net loss on combined proforma basis for 2001 would be $18,780,000 including a write off of goodwill amounting $10,740,000.

   Basic & Diluted net loss per share for 2001 was $.28 per share versus $0.03 per share in 2000. Net loss on a proforma basis would have been $0.012 per share.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 2001, the Company had $79,313 in cash and cash equivalents, an increase of $47,234 from the balance at December 31, 2000. During 2001, the Company experienced negative cash flow from operating activities of $1,147,619. The negative cash flow from operations was offset by sales of common stock of $1,342,091. The company used $63,617 for investing activities, primarily fixed assets. Accounts receivable at December 31, 2001 consist mainly of LBC clients due to acquisition versus $0 accounts receivable at December 31, 2000. Accounts Receivable was written off as not collectable
in the amount of $752,688.   Property and Equipment of $461,853 (net of
accumulated depreciation and amortization of $369,444) at December 31, 2001 compares to $761,102 (net of accumulated depreciation and amortization of $305,789) at December 31, 2000 and consists of computer equipment, office equipment and webcast production equipment as discussed above. Loss on disposal of assets for $ 105,432 was recognized, primarily due to sale of vehicles and a physical inventory conducted of assets. It is not anticipated that the Company
will have in future significant capital expenditures.   The Company continually
monitors its goodwill to determine whether any impairment of this asset has occurred. On December 31, 2001, the Company evaluated the value of each subsidiary based upon performance and future cash flow. The Company estimated the total value of goodwill at December 31, 2001 at zero since all the subsidiaries were having losses through December 31, 2001 and did not have goodwill value associated with them. The Company wrote off the goodwill balance of $10,739,790 on December 31, 2001.

   The Company has $1,219,614 in Accounts Payable and accrued liabilities as of December 31, 2001. This represents amounts due to short term creditors. In addition, there are amounts due to media organizations of $2,924,368 representing airings of clients prior to the resignation of the officers described in "Legal Proceedings". Short term loans are payable in the amount of $253,990 and capital leases, both short and long term obligations, exist in the amount of $294,918. The leases are for equipment and have various terms and interest rates.

ITEM 7.  FINANCIAL STATEMENTS

   The Company's financial statements for the fiscal year ended December 31, 2001 are attached hereto beginning on page F-1.

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Thaon Communication, Inc.

We have audited the accompanying consolidated balance sheet of Thaon Communication, Inc. (formerly, Castpro.com, Inc.), a Nevada Corporation and subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thaon Communication, Inc. and subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $20,428,928 at December 31, 2001, including net losses of $18,663,892 and $1,461,034 for the years ended December 31, 2001 and 2000, respectively. The Company has shareholders deficit of $4,413,200 at December 31, 2001. These factors as discussed in Note 16 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.
KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 20, 2002

                           THAON COMMUNICATIONS, INC.
                         (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001

CURRENT ASSETS:
     Cash & cash equivalents                                       $      79,313
     Accounts receivable, net                                            112,750
     Inventory                                                           319,784
     Prepaid expenses                                                     91,799
     Notes receivable                                                     53,485
                                                                    ------------
               Total current assets                                      657,131

PROPERTY AND EQUIPMENT, net                                              461,853

OTHER ASSETS:
     Deposits                                                             15,949
                                                                    ------------
                                                                   $   1,134,933
                                                                    ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                              $     801,440
     Accrued expenses                                                    418,174
     Media payable                                                     2,924,368
     Deferred media revenue                                               10,644
     Notes payable-current                                               326,368
     Notes payable-related parties                                       193,424
     Advances                                                            422,781
     Dividends payable                                                   167,800
     Customers credits                                                    60,594
                                                                    ------------
               Total current liabilities                               5,325,593

Notes payable - long term                                                222,540

COMMITMENTS & CONTINGENCIES










The accompanying notes are an integral part of these consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                         (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001

STOCKHOLDERS' DEFICIT
     Preferred stock, authorized shares 50,000,000
       (Series A through F), Series A convertible
       6% preferred stock $1 par value, authorized
       authorized shares 3,000,000, issued and
       outstanding 500,000                                               500,000
     Series D convertible 6% preferred stock, $1 par
       value; authorized shares 3,000,000, issued and
       outstanding 2,310,000                                           2,310,000
     Common stock, $.001 par value; authorized shares
       200,000,000; issued and outstanding 85,218,205                     85,218
     Shares to be issued, 620,023 shares of common stock                  34,390
     Shares to be cancelled, 1,806,841 shares of common stock           (72,140)
     Treasury Stock, 2,450,000 shares of common stock                  (285,000)
     Additional paid in capital                                       13,443,260
     Accumulated deficit                                            (20,428,928)
                                                                    ------------
               Total stockholders' deficit                           (4,413,200)
                                                                    ------------
                                                                   $   1,134,933
                                                                    ============























The accompanying notes are an integral part of these consolidated financial statements.

                                 THAON COMMUNICATIONS, INC.
                               (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      2001              2000
                                                 -------------    --------------

Net revenue                                      $ 17,174,720     $     190,271

Cost of revenue                                    15,871,377                -
                                                 -------------    --------------
Gross profit                                        1,303,343           190,271

Operating expenses                                  7,157,726           784,231
                                                 -------------    --------------
Loss from Operations                               (5,854,383)         (593,960)

Non-Operating Income (expense):
   Impairment of goodwill (note 3)                (10,739,790)               -
   Interest expense                                   (34,317)             (408)
   Bad debts expense                                 (752,688)         (865,066)
   Loss on sale of asset                             (105,432)               -
   Other income                                         1,409                -
                                                 -------------    --------------
   Total non-operating income (expense)           (11,630,818)         (865,474)

Loss from continuing operations
  before income taxes                             (17,485,201)       (1,459,434)

Provision for income taxes                              4,115             1,600
                                                 -------------    --------------
Loss from continuing operations                   (17,489,316)       (1,461,034)

Discontinued operations (Note 15):
  Loss from operations of  discontinued subsidiary
    (Less applicable income taxes of $800)            (27,740)               -
  Loss on disposal of subsidiary                     (871,036)               -
                                                 -------------    --------------
                                                     (898,776)               -
                                                 -------------    --------------
Net Loss                                          (18,388,092)       (1,461,034)

Dividend requirement of Preferred stock              (275,800)               -
                                                 -------------    --------------
Net loss applicable to Common shareholders       $(18,663,892)    $  (1,461,034)
                                                 =============    ==============
Basic and diluted weighted average number of
    common stock outstanding*                      65,598,210        57,256,479
                                                 =============    ==============
Basic and diluted net loss per share             $      (0.28)    $       (0.03)
                                                 =============    ==============


* The Basic and diluted weighted average number of common stock outstanding have been adjusted retroactively to effect forward stock split of 3:1 on July 25, 2000 and 2:1 on November 20, 2000.



  The accompanying notes are an integral part of these consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                               Preferred Stock    Common Stock                                                             Total
                             -----------------------------------      Additional                                            Stock-
                             Number of           Number of            paid in    Stock to  Stock to be Treasury Accumulated holders'
                             Shares     Amount   Shares      Amount   capital    be issued cancelled   Stock    Deficit     Equity
                             -------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          -   $   -    55,281,000  $55,284  $ 777,716  $    -    $     -    $    -    $(298,250)  $534,750

Issuance of common stock for
consulting services                 -       -       200,000     200      99,800        -         -         -          -      100,000

Issuance of common stock for
satisfaction of-debt                -       -     3,810,000   3,810     631,190        -         -         -          -      635,000

Issuance of preferred stock
for acquisition of
subsidiary (PTMS)           2,000,000  2,000,000         -       -    2,500,000        -         -         -          -    4,500,000

Net loss for year ended
December 31, 2000                   -       -            -       -           -         -         -         - (1,461,034) (1,461,034)

Balance, December 31, 2000  2,000,000  2,000,000 59,291,000  59,294   4,008,706        -         -         - (1,759,284)   4,308,716
                            --------------------------------------------------------------------------------------------------------
Issuance of common stock
for cash                            -       -     5,802,337   5,799   1,336,292        -         -         -         -     1,342,091

Issuance of common stock
for services                        -       -    11,309,928  11,310   2,046,204        -         -         -         -     2,057,514

Issuance of common stock
for compensation                    -       -     1,122,940   1,123     164,590        -         -         -         -       165,713

Acquisition of subsidiary
(LBC)                       1,000,000  1,000,000    742,000     742   3,319,418        -         -         -         -     4,320,160

Acquisition of subsidiary (EMG)     -       -       450,000     450     971,550        -         -         -         -       972,000

Acquisition of subsidiary (PTD)     -       -       500,000     500     804,500        -         -         -         -       805,000

Conversion of preferred stock
to common stock              (690,000)  (690,000) 6,000,000   6,000     684,000        -         -         -         -            -

Issuance of Preferred stock
for settlement of debt        500,000    500,000         -       -           -         -         -         -         -       500,000

Conversion to Series D
preferred stock                    -        -            -       -      108,000        -         -         -         -       108,000


        The accompanying notes are an integral part of these consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                               Preferred Stock    Common Stock                                                             Total
                             -----------------------------------      Additional                                            Stock-
                             Number of           Number of            paid in    Stock to  Stock to be Treasury Accumulated holders'
                             Shares     Amount   Shares      Amount   capital    be issued cancelled   Stock    Deficit     Equity
                             -------------------------------------------------------------------------------------------------------
Acquisition of 1,806841 shares
  of common stock to be
  cancelled                        -        -            -       -            -        -    (72,140)       -         -      (72,140)

Cash received for 620,023
  shares of common stock
  to be issued                     -        -            -       -            -    34,390        -         -         -        34,390

Acquisition of  treasury stock,
  2,000,000 shares of common
  stock in exchange of assets      -        -            -       -            -        -         -   (240,000)       -     (240,000)

Acquisition of  treasury stock,
  450,000 shares of common stock,
  for disposal of a subsidiary      -       -            -       -            -        -         -    (45,000)       -      (45,000)

Net Loss for the year ended
December 31, 2001                   -       -            -       -            -        -         -        - (18,669,644)(18,669,644)

                             -------------------------------------------------------------------------------------------------------
Balance, December 31,
2001                     2,810,000 $2,810,000 85,218,205 $85,218 $13,443,260 $34,390 $(72,140) $(285,000) $(20,428,928) $(4,413,200)
                             =======================================================================================================



                The accompanying notes are an integral part of these consolidated financial statements.

                                THAON COMMUNICATIONS, INC.
                               (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001            2000
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $ (18,663,892)  $ (1,461,034)
    Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities
    (net of acquisitions):
       Depreciation and amortization                                891,403         94,411
       Loss on disposal of segment                                  871,036             -
       Loss on disposal of asset                                    105,432             -
       Impairment of goodwill                                    10,739,790             -
       Write-off of receivables                                     752,688        865,066
       Conversion value of preferred shares issued                  108,000             -
       Issuance of shares for compensation and
           consulting services                                    2,223,227        100,000
       (Increase) / decrease in current assets:
          Accounts receivable                                       167,138       (234,866)
          Media receivable                                        1,713,850        (12,744)
          Inventory                                                 158,235             -
          Prepaid expenses                                          483,206         28,857
          Deposits                                                   88,728         71,355
          Other assets                                               11,229         (2,150)
       Increase / (decrease) in current liabilities:
          Accounts payable                                          462,043        179,039
          Accrued expenses                                          254,000        125,001
          Deferred media revenue                                  (988,228)             -
          Media payable                                           (304,327)         60,644
          Advances                                                        -        422,781
          Customer Credits                                        (221,177)             -
                                                              -------------   -------------
       Net cash provided by (used in) operating activities      (1,147,619)        236,360
                                                              -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Cash received from acquisition of business                   148,850         15,121
       Acquisition of property & equipment                         (85,233)       (350,345)
                                                              -------------   -------------
       Net cash provided by (used in) investing activities           63,617       (335,224)
                                                              -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments on notes receivable                               302,964             -
       Dividends payable                                            167,800             -
       Payments on notes payable                                  (609,479)             -
       Payments for shares to be cancelled                         (72,140)             -
       Proceeds from sale of common stock                         1,342,091             -
                                                              -------------   -------------
       Net cash provided by financing activities                  1,131,236             -
                                                              -------------   -------------





  The accompanying notes are an integral part of these consolidated financial statements.

                                THAON COMMUNICATIONS, INC.
                               (FORMERLY, CASTPRO.COM, INC.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001            2000
                                                              -------------   -------------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                   47,234        (98,864)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           32,079        130,943
                                                              -------------   -------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                       $      79,313   $      32,079
                                                              =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                             $       7,000   $         -
                                                              =============   =============
Interest paid                                                 $      30,990   $         -
                                                              =============   =============










  The accompanying notes are an integral part of these consolidated financial statements.

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SEGMENTS

The Company was originally incorporated under the name Engineering Services, Inc. (a Nevada Corporation) on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November of 1998. The Company was originally engaged in the activity of seeking and developing mining properties and has been inactive after 1991, and became essentially a dormant shell without assets or liabilities. On November 29, 1999, the Company changed its name to Castpro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of Castpro.com, LLC, a newly organized California corporation formed to conduct the web cast business, in exchange for the issuance of 8,000,000 additional shares of its Common Stock. On December 29, 2000, the Company entered into a stock for stock exchange, whereby it acquired all of the outstanding stock of Prime Time Media Solutions, a Texas corporation
(PTMS) doing business of acquiring and selling media time. On November 27, 2000, the Company changed its name to Thaon Communications, Inc. Prior to October 1, 2000, the Company was a development stage company. On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company (LBC) in exchange for 1,000,000 shares of Series B convertible preferred stock. On May 8, 2001, the Company consummated the acquisition of EMG Visual Graphics, Inc. (EMG) in exchange for 300,000 restricted shares of the Company's common stock. On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. (PTD) in exchange for 500,000 restricted shares of the Company common stock. On October 1, 2001, the Company sold EMG to its previous owner for 450,000 shares of the Company's common stock.

Quinntal, International (California Incorporated) was formed on January 12, 1999. Quinntal, International changed its name to CASTPRO.COM, LLC (LLC) on August 6, 1999. The LLC is a provider of live, on-location digital web cast productions for corporations and major event marketers. The LLC specializes in streaming media production of concerts, tradeshows, interviews, sporting events and movie premiers. The LLC also produces streaming media for key business-related events such as shareholders meetings, press release and earnings announcements, product launches and training sessions.

PTMS was formed on May 23, 1996. PTMS is a diversified media company specializing in reaching targeted audiences. PTMS buys media time from various broadcasting networks and sells to its clients. PTMS markets products and services, which it develops, licenses exclusively or distributes for third parties, utilizing network and cable television, radio, newspapers, magazines, and the Internet.

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

PTD was incorporated in the state of Nevada on March 5, 1999. PTD is also doing business as Kryptolight International. PTD is a direct marketing company.

EMG was incorporated on June 6, 1996 in the State of California under the name of EMG Visual Graphics, Inc. EMG operated its business as Eclipse Marketing Group as well as EMG Visual Graphics, Inc. EMG was a full service sales and marketing consulting firm specializing in all aspects of the branding and promotional products business. Eclipse assisted corporate clients with the design, product section, market segmentation, audience analysis, sourcing and fulfillment of premium and promotional products. EMG was sold to the previous owner during the year of 2001 (Note 15).

2.    PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Thaon Communication, Inc. and its wholly owned subsidiaries CASTPRO.COM, LLC, Prime Time Media Solutions, Legal Broadcast Company, and Prime Time Distribution, Inc. All significant inter-company transactions and balances have been eliminated for the years ended December 31, 2001 and 2000.

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method.

Property & Equipment

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the double declining balance method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill

The Company continually monitors its goodwill to determine whether any impairment of this asset has occurred. In making such determination with respect to goodwill, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. Goodwill was being amortized on the straight-line basis over 15 years. As of December 31, 2001, total accumulated amortization was $672,988. On December 31, 2001, the Company evaluated value of each subsidiary based upon performance and future cash flow. The Company estimated the total value of goodwill at December 31, 2001 at zero since all the subsidiaries were having losses through December 31, 2001 and did not have goodwill value associated with them. The Company wrote off goodwill balance of $10,739,790 on December 31, 2001. The write off of goodwill has been shown as a separate line item in the Statement of operation.

Media Payables

Media payables represents television time aired and payable to a broadcasting network but not paid through the year-end.

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

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue is recognized when earned. Revenue represents estimated net realizable amounts from clients, third-party payers and others for services rendered and products sold. Revenue is recognized when services are performed or products are delivered to the customers.

PTMS recognizes revenue for media placement services when the advertisement is aired. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for concessions and bad debts. Cost of revenue includes direct costs to buy media placement services. PTMS recognizes a corresponding expense in Costs of Revenues as station media expense.

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

Advertising

The Company expenses advertising costs as incurred.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. The implementation of this standard did not have any material impact on the Company's financial statements.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

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

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no other items of comprehensive income during 2001 and 2000.

Risks and Uncertainties

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product and services on unsecured credit to most of its customers. Consequently, the Company's ability to collect the amounts due from customers is affected by the general economic fluctuations.

Reclassifications

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform with report classifications of the current year.

Recent pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling- of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142 and does not expect these pronouncements will materially impact the Company's financial position or results of operations.

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

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.    ACCOUNTS RECEIVABLE

Accounts receivables are net of allowance for doubtful accounts. In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for bad debts as of December 31, 2001 and 2000, amounted to $713,471 and $609,341, respectively.

5.    NOTES RECEIVABLE

The notes receivable are from former officers of the Company and are due on demand, non-interest bearing and unsecured.

6.    PROPERTY AND EQUIPMENT

Property and equipment are stated at cost or fair values at the date of acquisition and, in the case of equipment under capital lease, lower of the present value of minimum lease payments or the fair value of the leased assets. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

      Equipment and Computers             5 years
      Furniture, Fixtures and Vehicles    5 years

Property and equipment consists of the following:

      Computer                                  $  281,734
      Equipment                                    271,965
      Furniture and fixtures                        48,458
      Vehicles                                     229,140
                                                -----------
                                                   831,297
      Less: accumulated depreciation & amortizat   369,444
                                                -----------
      Property & Equipment (net)                $  461,853
                                                ==========

Included in cost of property and equipment is costs of assets acquired under capital lease amounting $420,253 and accumulated amortization of $134,481 on such assets.

7.    NOTES PAYABLE

The Company has the note payables of $193,424 to related parties on December 31, 2001. The Company is related through common ownership. The notes are non-interest bearing, unsecured and due on demand.

The Company has various notes payable to an unrelated party on December 31, 2001 totaling $219,894, which are non interest bearing, unsecured, and due on demand.

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has balance due to various banks for borrowings under credit cards totaling $34,096 on December 31, 2001. The borrowings are due on demand, unsecured and bear interest rates ranging from 9% to 20% per year.

The Company has notes payable under various capital leases amounting $294,918 as of December 31, 2001. The notes are secured by the assets being leased, bear interest rates ranging from 7.2% to 17.7% and are due by various dates through November 2006. The monthly installment ranges from $80 to $1,021. Total current portion of the capital lease obligation is $72,378.

Minimum future lease payments under capital leases as of December 31, 2001 for each of the next five years and in the aggregate are:
            Year Ended December 31,                           Amount
            -----------------------                          --------
                  2002                                      $  106,119
                  2003                                         104,187
                  2004                                          79,744
                  2005                                          40,371
                  2006                                          39,526
                                                           ------------
            Total minimum lease payments                       369,947
            Less: Amount representing interest                  75,029
                                                           ------------
            Present value of net minimum lease payments     $  294,918
                                                           ============

            Current portion of Lease Obligation             $   72,378
            Long Term Obligation                               222,540
                                                           ------------
            Total Obligation                                $  294,918
                                                           ============

8.    ADVANCES

The advances are from unrelated parties, due on demand, unsecured and interest free.

9.    STOCKHOLDERS' EQUITY

Stock Split

On July 14, 2000, the Board of Directors of the Company declared a 3 for 1 forward stock split of the Company's common stock, effective July 21, 2000 for shareholders of record on July 17, 2000. On November 20, 2000, the Company affected a 2-for-1 stock split of its common stock. On October 15, 2001 the Company increased the number of authorized shares of common stock to 200,000,000. All share and per share data have been retroactively restated to reflect these stock split, change in the authorized shares.

Preferred Stock

On October 17, 2001, the Company filed its Certificate of Designation to change the issuance of preferred stock. The Company is authorized to issue 50,000,000 shares of Preferred stock, of which 8,000,000 will have a par value of $1.00 (3,000,000 shares of 6% A convertible Series, 2,000,000 shares of Series 6% B convertible Series and 3,000,000 shares of Series 6% D convertible Series) and 42,000,000 will have a par value of $0.001. 2,000,000 shares of Series C, E and Series F Preferred Stock, each, were designated with a value of $0.001. Remaining shares in the category have not been designated through this date.

The Series A convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series A convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock. The Series

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series A convertible Preferred stock into common stock. The holders of Series D convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series A convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series A convertible Preferred stock shall have the full voting rights and shall be entitled to elect two directors.

The Series B convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series B convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock. The Series B convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series B convertible Preferred stock into common stock. The holders of Series D convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series B convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series B convertible Preferred stock shall have the full voting rights and shall be entitled to elect two directors.

The Series D convertible Preferred stock is entitled to receive 6% per annum dividend, in preference to any other class. Class D convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Class D convertible Preferred stock being converted plus accrued and unpaid dividends, divided by 95% of the market price of the common stock. The Class D convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. The holders of Series D convertible stock shall be entitled to receive the redemption before the holders of any other series of preferred stock and common stock. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Class D convertible Preferred stock into common stock. The Series D convertible Preferred stock shall have the full voting rights and shall be entitled to vote 25 votes per each share.

The Company recorded the beneficial conversion feature as preferred dividend representing the difference between the market price of the Company's stock and 95% thereof multiplied by the number of shares convertible in to common stock

The Series C, E and F convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series C, E and F convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock per each Series. The Series C, E and F convertible Preferred stock is redeemable by the corporation at any time at the rate of $0.001 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series C, E and F convertible Preferred stock into common stock. The holders of Series C, E and F convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series C, E and F convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series C, E and F convertible Preferred stock shall have the full voting rights and shall be entitled to elect two directors.

In connection with the acquisitions of PTMS on December 29, 2000, the Company issued 2,000,000 shares of series A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of series A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTMS. The Company also agreed to use its best efforts to raise capital and contribute one third of such raise to the capital of PTMS up to a maximum amount of $1,000,000. In October 2001, the board of directors authorized to covert the outstanding series A convertible preferred stock to series D preferred stock of the Company on one share to one share basis.

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company (LBC). In connection with the acquisitions of LBC, the Company issued 1,000,000 shares of series B convertible preferred stock of the Company.

In October 2001, the board of directors authorized to covert 310,000 shares of outstanding series B convertible preferred stock to series D preferred stock and 690,000 shares of series B convertible preferred stock to 6,000,000 share of Common stock of the Company.

On September 10, 2001, the Company settled a debt amounting $500,000 by issuing 500,000 shares of series C convertible preferred stock of the Company. The transaction did not resulted in any gain or loss for the Company.

Common stock

In 2000, the Company issued a total of 3,810,000 shares of its common stock to the Company's creditors, in exchange for the cancellation of $635,000 in principal and accrued interest owed by the Company to said creditors. The transaction did not resulted in any gain or loss for the Company.

In 2000, the Company issued a total of 200,000 shares of its common stock to a consultant against the consulting fees of $100,000.

In the second quarter of 2001, the Company issued 300,000 restricted shares of its common stock in connection with the acquisition of EMG Visual Graphic, 500,000 restricted shares of its common stock in connection with the acquisition of Prime Time Distribution, Inc., 400,000 restricted shares of its common stock in connection with the acquisition of LBC, 339,600 shares of its restricted common stock to a related party of LBC in exchange of settlement of debt amounting $424,500 and 150,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000.

During the year 2001, the Company issued common stock in exchange of various services and cash as follows:

The Company issued 11,309,928 shares of common stock in exchange of various services amounting $2,057,514. The company issued 1,347,940 shares of common stock to various employees for compensation in the amount of $183,713. The Company issued 5,702,337 shares of its common stock for cash amounting $1,462,707, net of commissions paid amounting $534,177.

The Company valued issuance of common shares for the services or compensation, based upon market value of the shares at the issuance date.

As of December 31, 2001, the Company had 1,806,841 shares of common stock to be cancelled. 426,190 shares were duplicate issuance for shares lost and 260,000 shares were for shares destroyed. 895,651 shares were to be cancelled since the refunds amounting $72,140 was made to investors and 225,000 shares were for the cancellation of salary amounting $18,000.

As of December 31, 2001, the Company had 620,023 shares of common stock to be issued for cash received in the amount of $34,390.

The company received 2,000,000 shares of common stock as a treasury stock for the assets returned. These shares of the common stock were issued upon purchase of the assets. The Company also received 450,000 shares of common stock upon disposal of a subsidiary. The shares were valued at the market rate of shares on the date of each transaction.

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  Risk-free interest rate     6.0%
                  Expected life (years)       3
                  Expected volatility       101.3%
                  Expected dividends         None

A summary of option transactions during the years ended December 31, 2001 & 2000 is shown below:

                                                        2001            2000

Number of options outstanding on January 1            403,000              -

Number of options granted during the year                  -          630,000

Number of options outstanding on December 31          403,000         403,000

Number of options exercisable at December 31          403,000         403,000

Weighted average exercise price per share
   outstanding and per share exercisable               $ 1.10          $ 1.10

Total compensation cost recognized in 2001 & 2000
      for stock based compensation awards             $    -        $      -

Grant date fair value of options granted in 2000           -        $ 174,147

Weighted average grant date fair value
      of options granted in 2000                      $    -        $    0.54

Weighted average remaining contractual
      life of options outstanding and exercisable     9 years        10 years

No options were exercised in 2001 and 2000. During 2000, 230,000 options expired. No options were granted prior to January 1, 2000. The calculation of the fair values of the options, under the minimum value method, assumes that no corporate dividends will be issued prior to exercise of the options, and that the options will be exercised immediately prior to the exercise expiration date. The Company did not granted any option in the year ended December 31, 2001.

The Company adopted a Stock Option Plan (the 2001 stock option plan) on 5th December, 2001. Under the Plan, the Company may grant options to acquire Ten Million (10,000,000) shares of its common stock, par value $0.001 (the "Stock"), from time to time to employees of the Company or its subsidiaries and other individuals, including consultants or advisors. Exercise price

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will be determined at the time Options will be granted. This Plan will terminate on the earlier of the date that is five (5) years from the date first appearing in this Plan or the date on which the all share is issued under the plan.

Subsequent to the year end on 13th February, 2002, the Company restated its 2001 Stock Option Plan, under which, the Company may grant options to acquire Twenty Million (20,000,000) shares of its common stock, par value $0.001.

10.   INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2001, the Company incurred aggregate net operating losses for tax purposes of approximately $8,302,000. Difference between financial statement and tax losses consist primarily of depreciation, which was not significant and write off of goodwill amounting $10,739,790. The net operating loss carryforwards may be used to reduce taxable income through the year 2016. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2006. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:
                                                  December 31,      December 31,
                                                     2001              2000
                                                  -------------     ------------
Tax expense (credit) at statutory rate-federal       (34)%             (34)%
State tax expense net of federal tax                  (6)               (6)
Permanent differences                                  1                 1
                                                  -------------     ------------
Tax expense at actual rate                             -                 -
                                                  =============     ============

The net deferred tax asset balance as of December 31, 2001 was approximately $3,238,000. Change in deferred tax from last year was $2,534,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

11.   BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the year ended December 31, 2001 and 2000 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. 134,334 shares of Common stock to be issued are regarded as common stock equivalents and are considered in diluted net loss per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.

12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

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

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) On May 8, 2001, the Company consummated the acquisition of EMG Visual Graphics, Inc. (EMG) in exchange for 300,000 restricted shares of the Company's common stock. The Company also issued 150,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000.

(3) On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. (PTD) in exchange for 500,000 restricted shares of the Company common stock.

      The cash flow statements do not include acquisition of following assets and liabilities of all the acquired companies:

                  Current assets          $   1,096,953
                  Non-current assets      $     260,855
                  Current liabilities     $   1,794,757
                  Long term liabilities   $     176,031

(4) During the year ended December 31, 2001, the Company issued 11,309,928 shares of common stock in exchange of various services amounting $2,057,514. The company issued 1,122,940 shares of common stock to various employees for compensation amount of $165,713.

(5) During the year ended December 31, 2001, the Company settled a debt amounting $500,000 by issuing 500,000 shares of series C $1 par value convertible preferred stock of the Company.

13.   ACQUISITION

On December 29, 2000, the Company acquired all of the outstanding stock of PTMS (a Texas Corporation) in exchange for 2,000,000 shares of Class A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of Class A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the year ended December 31, 2001 by PTMS. The preferred stock was valued at $2.25 per share which approximates the per share market price of the common stock of the Company at the time of acquisition. The acquisition was accounted for by the purchase method of accounting. The results of operations of PTMS and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $5,871,861.

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

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $1,128,983. Effective October 1, 2001, the Company sold EMG Visual Graphics, Inc, dba Eclipse Marketing Group to its original owner.

On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. (PTD) in exchange for 500,000 restricted shares of the Company common stock. The Company also agreed to issue one share of its common Stock for each dollar of the PTD's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. The maximum number of shares under such arrangement could be issued is up to 10,000,000 shares of common stock. The acquisition was accounted for by the purchase method of accounting. The results of operations of PTD and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $1,261,244.

The Company revalued the goodwill of the acquired subsidiaries on December 31, 2001, and has written off all the goodwill amounting $10,739,790 based upon estimated total value of goodwill at December 31, 2001 at zero.

The following un-audited pro forma financial information assumes the acquisition of subsidiaries occurred at the beginning of the year in which the acquisition took place and, for comparative purposes, at the beginning of the immediately preceding year. These results have been prepared for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the acquisition been made as discussed above. In addition, they are not intended to be a projection of future results. These acquisitions were accounted for under the purchase method of accounting. The pro forma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming consummation of the purchases as of January 1, 2000, are as follows:

                                                  Year Ended
                                    December 31, 2001    December 31, 2000

      Revenues                      $     18,664,000     $     27,228,000
      Net loss                           (18,504,000)            (727,000)
      Preferred stock dividends              276,000                   -
      Net loss applicable to common
                                    --------------------------------------------
            Shareholders            $    (18,780,000)            (727,000)
                                    ============================================
      Net loss per share            $             (0)    $          (0.01)
                                    ============================================
      Weighted average number of
            Common stock                  71,990,873           66,808,479
                                    ============================================

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   COMMITMENTS & CONTINGENCIES

Commitments:

The Company leases its office space under the terms of various operating leases. Future commitments under operating leases for the next five years are as follows:

                        Year Ending December Operating Leases
                        -------------------------------------
                              2002                    $     235,054
                              2003                          235,128
                              2004                          251,587
                              2005                          198,423
                                                      ---------------
                        Total minimum lease payments  $   1,193,949
                                                      ===============

Rental expense was $419,888 and $90,095 for 2001 and 2000.

Contingencies:

Legal proceeding settled

On July 2, 2001, Mark Jones, President and a director of Prime Time Media Solutions (PTMS), a wholly owned subsidiary of the Company and Chuck Cody, Vice President of PTMS resigned their positions with PTMS. PTMS filed suit against Messrs. Jones and Cody, alleging that they were in breach of their employment agreements with PTMS. On July 10, 2001, PTMS was granted a Temporary Restraining Order that forbids Jones, Cody and their new entity, Media Maverick, Inc. from soliciting PTMS clients and/or employees or competing with PTMS in any way. The litigation was settled out of court on November 5, 2001 whereby all documents relating to the settlement of litigation between PTMS and Media Maverick, Inc., Mark Jones and Chuck Cody were signed and delivered. Under the terms of the settlement, all claims between the parties are released, the litigation will be dismissed and the former officers will be allowed to be active in the direct response television industry. In exchange, the former President and Vice President surrendered 100% of the Thaon preferred stock received by them in connection with Thaon's acquisition of PTMS on December 29th, 2000 to the Company, which was reissued later to other shareholders of PTMS before its acquisition by the Company. In addition, the former President and Vice President have agreed to pay $450,000 to Prime Time Media Solutions subject to certain conditions being met and have executed a promissory note in that amount.

The litigation was the result of the resignation of these two officers of PTMS which caused the company losing its clients who provided approximately 70% of its revenue for the six months period ended June 30, 2001 and loss of the corresponding future cash flow that they will provide.

Pending litigation

Two of the shareholders of the Company filed an action against the Company and certain individuals connected therewith. The complaint sought relief for breach of contract, specific performance, breach of fiduciary duty, intentional interference with stock transfer rights, negligent interference with stock transfer rights and injunction. No settlement or agreement has been reached as of this report date.

15.   DISPOSAL OF A SUBSIDIARY

On October 1, 2001, the Company sold EMG Visual Graphics, Inc, dba Eclipse Marketing Group to its previous owner. The Company received 450,000 shares of its common stock from EMG Visual Graphics, Inc. for the consideration. The Company recorded the shares it received at the market for such number of shares at a total amount of $45,000. EMG was incorporated

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on June 6, 1996 in the State of California under the name of EMG Visual Graphics, Inc. EMG operates its business as Eclipse Marketing Group as well as EMG Visual Graphics, Inc. EMG is a full service sales and marketing consulting firm specializing in all aspects of the branding and promotional products business. Eclipse assists corporate clients with the design, product section, market segmentation, audience analysis, sourcing and fulfillment of premium and promotional products. The disposal of EMG resulted in net loss of $871,036. The operating results of EMG included in the operating statements were insignificant to the overall operating results.

16.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $20,428,928 including net losses of $18,663,892 and $1,461,034 for the years ended December 31, 2001 and 2000, respectively. The shareholders deficit amounted to $4,413,200 on December 31, 2001. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2001, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

17.   SEGMENT INFORMATION

In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements. The Company is a holding company that is comprised of four operating subsidiaries: LLC, PTMS, PTD and LBC. The LLC specializes in streaming media production of concerts, tradeshows, interviews, sporting events and movie premiers. PTMS is a diversified media company specializing in reaching targeted audiences. PTD is a direct marketing company. LBC provides law firms, corporations and insurance companies with service of the creation, review, storage, and presentation of video, including the video documentation and storage of legal depositions. Following is a summary of segmented information for the year ended December 31, 2001:


                                  LLC          PTMS       PTD            LBC

Sales                          $29,648    $ 16,293,754   $ 1,587,736  $ 453,311
Operating loss               1,105,976         874,036       586,289     49,503
Total Assets                   101,820       1,378,006       391,615    223,844
Capital Expenditure                  0           7,048             0     24,078
Depreciation and amortization  111,095          49,694         4,788     30,682

                       THAON COMMUNICATIONS, INC.
                     (FORMERLY, CASTPRO.COM, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially, all of the Company's operations are domestic. During the years ended December 31, 2000, the Company only operated in one segment.

18.   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and temporary cash investments. The Company grants credit to customers throughout the country. The Company performs credit checks on all new customers, and generally, requires no collateral from its customers.

Major Customer:

A substantial portion of the Company's business is conducted with two major customers. For the year ended December 31, 2001, sales to these customers were approximately 49% of total net revenue. The Company did not have receivable from this customer on December 31, 2001. There was no major customer in 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Effective February 15, 2001, Brad Haynes resigned as the Company's independent accountant. There were no disagreements between the Company and Brad Haynes on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure. The reports of Brad Haynes on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles.

   On February 15, 2001, the Company engaged the firm of Kabani & Company, Inc. of Fountain Valley, California, as its independent accountants. Prior to February 15, 2001, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company concerning the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

   The decision to change accountants was recommended and approved by the board of directors of the Company.

                                          PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The names and ages of each of the current directors and executive officers of the Company are as follows:

   Name                 Age         Position

   Adam Anthony         36          President, Chief Executive Officer,
                                    Secretary and Director

   Jeanene Morgan       45          Interim Chief Financial Officer and
                                    Treasurer

   Doug Mondo           39          Director

   Steve Aquavia        30          Director

   David Nelson         60          Director

   Robert S. McNeill    57          Director

   Rowland Perkins      67          Director

   Mike Fenton          67          Director

   Stan Lerner          37          Director of Business Development and a
                                    Director

   Adam Anthony has been president, chief executive officer and a director of the Company since January 2001. Mr. Anthony is a co-founder of the Company's subsidiary, Prime Time, and has served as its chief executive officer since
May 1996. A former golf All-American and touring professional, his experience in the golf industry was instrumental in carving out Prime Time's initial niche in the media industry as the agency of choice for companies utilizing golf infomercials. Mr. Anthony was the primary force behind establishing Prime Time's organizational and philosophic backbone and, in collaboration with co-founder, Mark Jones, led the company to over $50 million in annual revenues within four years of its founding. His proven organizational skills, leadership, and growth orientation are expected to achieve similar results at the Company.

   Jeanene Morgan has been interim chief financial officer and treasurer of the Company since February 1, 2002. Ms. Morgan has over twenty-five years of experience in accounting. For two years she was a controller for Simmons Company and served as both plant accountant and cost accountant for Precision Printing & Packaging during her four year tenure. She also was a staff accountant for Ameriserve where she supported 25 distribution centers. From February 2000 to present, Ms. Morgan has owned J. Morgan Consulting providing consulting services for such companies as Anheuser-Busch, Eriksson, and Toshiba. She has also served as controller for Prime Time Media Solutions and Prime
Time Distribution since July 2001.

   Doug Mondo has been a director of the Company since April 15, 2001 and vice president of investor relations since January 1, 2002. Mr. Mondo has served as president and chief executive officer of the Company's subsidiary, LBC, since April 15, 2001. He has fifteen years of experience providing technology solutions to the legal profession. Mr. Mondo has been the president and chief executive officer of The Cardomon Group, a litigation support company, since July 1985. He was elected the president of the Young Entrepreneur's Organization, a worldwide network of business founders, in June 1999.

   Steve Aquavia has been a director of the Company since October 9, 2001. Mr. Aquavia is the executive vice president of the Company's subsidiary, Prime Time, and has over eight years of experience in the broadcast media and general advertising industries. He was product manager for Smart & Friendly from April 1999 to February 2000, and vice president of marketing for MediaConnex from February 2000 to June 2001. Mr. Aquavia worked as senior media manager for Western International Media for four years. Mr. Aquavia is a graduate of the Marshall School of Business at the University of Southern California, having received an MBA in Marketing and Entrepreneurial Studies.

   David Nelson has been a director of the Company since October 9, 2001. Mr. Nelson has been managing director of Optima Financial, a private financial consulting group for 10 years. Mr. Nelson is an inactive member of the California State Bar of California and a California Licensed Real Estate

Broker. Mr. Nelson's background includes experience in the tax and audit department of Deloitte Touche, and extensive experience in strategic planning and corporate structuring. He received an L.L.D. from the University of California, Hastings College of the Law and a B.S. degree in Business Administration from the University of Colorado.

   Robert S. McNeill has been a Director of the Company since December 29, 1999. Mr. McNeill served as chief executive officer of EMG Visual Graphics from June 1996 to January 2002. He has over 24 years of experience in corporate finance and financial services. He has served as Regional Vice President of Security Pacific National Bank, managing the Financial Institutions Department and implementing the bank's Private Banking Department. He has also served as Senior Vice President of Sanwa Bank, California, where he developed and implemented business development strategies, and as Corporate Finance Operations officer for the Midwest and Regional Vice President for Pacific National Bank.

   Rowland Perkins has been a director of the Company since February 15, 2002. Mr. Perkins has been an entertainment industry leader for more than 35 years as innovator, executive and pioneer with the world's two most successful theatrical agencies, the William Morris Agency, Inc. and Creative Artists Agency, Inc. In 1974, Rowland Perkins became the founding President of the then upstart Creative Artists Agency, Inc. and stayed with CAA for 20 years. Mr. Perkins has been Chairman of the DEEI Production Company since 1994, Chairman of ieProducer.com, an Internet enhanced production company, since 2000, and President and a director of ieProducer's wholly owned subsidiary Talentclick, Inc. since 2000. In addition to the above, Mr. Perkins has been a long time member of the Academy of Television Arts and Sciences and has served on its Board of Governors. He also has been a long time member of the Hollywood Radio and Television Society and served on its board of directors. He has also served for a number of years on the Scripters Award Panel that annually selects the best screenplay/novel adaptation each year and awards the novel's author and the screenwriter. Mr. Perkins also serves as a consultant and the U.S. representative of Eagle Pictures SpA, an Italian Production and Distribution Company involved in the motion picture and television businesses.

   Mike Fenton has been a director of the Company since February 15, 2002. Mr. Fenton is a casting director and has cast more than 250 motion pictures and television shows over the past 25 years, including Chinatown, The Godfather
Part II, Blade Runner, E.T., One Flew over the Cuckoo's Nest, Marathon Man, Raiders of the Lost Ark I, II and III, Back to the Future I, II, and III, Total Recall, The Deep, Aliens, Poltergeist, Butch and Sundance, Footloose, Shampoo and Justice for All. He has been president of Pixie, Inc. d/b/a Fenton-Cowitt Casting since September 1971. Mr. Fenton also co-founded the Casting Society of America (CSA). Mike Fenton was recently honored with the Hollywood Film Festival's Lifetime Achievement Award and continues to cast Hollywood's leading film and television productions at Fenton-Cowitt Casting, in addition to sitting on the board of Talentclick, Inc.

   Stan Lerner has been director of business development and a director of the Company since February 1, 2002. Mr. Lerner has been president of ieProducer.com, Inc, an on-line production company, and president of S. Lerner, a clothing company, since 1998. He also serves on the board of directors of Talentclick, Inc.

Compliance with Section 16(a) of the Exchange Act

   Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2001, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

   No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2001, 2000 and 1999. The following table provides summary information for the years 2001, 2000 and 1999 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officers.

                           SUMMARY COMPENSATION TABLES
                                   --------------------------------------------
                                               Annual Compensation
-------------------------------------------------------------------------------
Name and                                                       Other Annual
Principal Position      Year       Salary (US$)  Bonus ($)    Compensation ($)
-------------------------------------------------------------------------------
Adam Anthony, Chief     2001         $72,000      - 0 -             - 0 -
Executive Officer
-------------------------------------------------------------------------------
James Ocon, Acting      2000         $49,460      - 0 -             - 0 -
Chief Executive Officer
-------------------------------------------------------------------------------
Corey Quinn, Chief      1999         $60,000      - 0 -             - 0 -
Executive Officer
-------------------------------------------------------------------------------

                           ----------------------------------------
                           Long Term Compensation
                           ----------------------------------------
                           Awards                      Payouts
-------------------------------------------------------------------------------
Name and Principal         Restricted  Securities       LTIP         All Other
Position                   Stock       Underlying       Payouts($)  Compensation
Position             Year  Award(s)($) Options/SARs(#)
-------------------------------------------------------------------------------
Adam Anthony, Chief  2001     - 0 -       - 0 -           - 0 -        - 0 -
Executive Officer
-------------------------------------------------------------------------------
James Ocon, Acting   2000     - 0 -       - 0 -           - 0 -        - 0 -
Chief Executive
Officer
-------------------------------------------------------------------------------
Corey Quinn, Chief   1999     - 0 -       - 0 -           - 0 -        - 0 -
Executive Officer
-------------------------------------------------------------------------------

                                 -----------------------------------------------
                                 Option/SAR Grants in Last Fiscal Year
                                 (Individual Grants)
--------------------------------------------------------------------------------
                   Number of       Percent of Total
Name               Securities      Options/SARs      Exercise of
                   Underlying      Granted to        Base Price
                   Options/SARs(1) Employees In      ($/Sh)      Expiration Date
                                   Fiscal Year
--------------------------------------------------------------------------------
Adam Anthony       225,000             37.7%          $0.00     November 30,2006
--------------------------------------------------------------------------------

(1) This Option was granted in lieu of Anthony's salary as set forth above. Although Anthony exercised this option on December 11, 2001, Anthony subsequently decided to allow his salary to accrue unpaid and returned all of these shares to the Company in January 2002.

Director Compensation

   All directors receive 400,000 shares of the Company's restricted common
stock. Granting occurs in equal amounts every six months.   All directors are
reimbursed for out-of-pocket expenses incurred in connection with the Company's business and receive $500 for attending each meeting of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The following table sets forth, as of March 12, 2002 the name, address, and the number of shares of the common stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 107,769,891 shares of common stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

-------------------------------------------------------------------------------
Class of Stock  Name and Address of           Number of Shares     Percent of
                                              Beneficially Owned
                Beneficial Owner              (1)                  Class (1)
-------------------------------------------------------------------------------
                Cardinal Equities, LLC
                711 S. Carson Street
Common Stock    Carson City, NV 89701         6,000,000 (2)        5.3% (6)
-------------------------------------------------------------------------------
                Richard Anthony
                51 Zaca Lane, Suite 120
Common Stock    San Luis Obispo, CA 93401     35,413,207 (3)       24.7% (7)
-------------------------------------------------------------------------------
                Beneficial Owners as a Group  41,413,207           27.8%
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                Executive Officers & Directors
-------------------------------------------------------------------------------
                Adam Anthony (2)
                51 Zaca Lane, Suite 120
Common Stock    San Luis Obispo, CA 93401     36,013,207 (4)        25.0% (8)
-------------------------------------------------------------------------------
                Doug Mondo (2)
                1529 W. Olympic Blvd, Suite 100
Common Stock    Los Angeles, CA 90015         13,443,889 (5)       11.1% (9)
-------------------------------------------------------------------------------
                David Nelson
                850 E. Ocean Blvd., #1301
Common Stock    Long Beach, CA 90802          1,200,000            1.1%
-------------------------------------------------------------------------------
                Jeanene Morgan
                51 Zaca Lane, Suite 120
Common Stock    San Luis Obispo, CA 93401     1,253,198            1.2%
-------------------------------------------------------------------------------
                Steve Aquavia
                2009 Binns Court                                   Less than
Common Stock    San Luis Obispo, CA 93401     594,602              1%
-------------------------------------------------------------------------------
                Stan Lerner
                600 W. 9th Street, Suite 913
Common Stock    Los Angeles, CA 94065         4,200,000            3.9%
-------------------------------------------------------------------------------
                Robert McNeill
                1529 W. Olympic Blvd, Suite 100                   less than 1%
Common Stock    Los Angeles, CA 90015         595,000
-------------------------------------------------------------------------------
                Rowland Perkins
                1529 W. Olympic Blvd, Suite 100                   less than 1%
Common Stock    Los Angeles, CA  90015        200,000
-------------------------------------------------------------------------------
                Mike Fenton
                1529 W. Olympic Blvd, Suite 100                   less than 1%
Common Stock    Los Angeles, CA  90015        200,000
-------------------------------------------------------------------------------
                All Executive Officers &      57,699,896 (10)      34.9% (10)
                Directors as a Group
-------------------------------------------------------------------------------

   (1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated,

        Each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

   (2) This number includes 6,000,000 shares which figure is derived based upon the presumption that Cardinal Equities, LLC converted, as of March 12, 2002, its 500,000 shares of the Company's Series A Preferred Stock to Common Stock. Holders of Series A Preferred Stock have the option, at any time, to convert their shares into the same number of fully paid and nonassessable shares of Common Stock, equal to the par value of the shares of Series A being converted plus accrued but unpaid dividends, divided by 95% of the closing price prior to conversion, subject to a maximum of 6,000,000 shares of Common Stock. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to Common Stock has taken place. As of March 12, 2002, Cardinal
        Equities, LLC had not converted any portion of its Series A
        Preferred Stock holdings.

   (3) This number includes 35,323,207 shares which figure is derived based upon the presumption that Richard Anthony converted, as of March 12, 2002, his 1,000,000 shares of the Company's Series D Preferred Stock to Common Stock. Holders of Series D Preferred Stock have the option, at any time, to convert their shares into the same number of fully paid and nonassessable shares of Common Stock, equal to the par value of the shares of Series D being converted plus accrued but unpaid dividends, divided by 95% of the average of the daily closing price for the five consecutive trading days prior to conversion. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to Common Stock has taken place. As of March 12, 2002, Mr. Anthony had not converted any portion of his Series D Preferred Stock holdings.

   (4) This number includes 35,323,207 shares which figure is derived based upon the presumption that Adam Anthony converted, as of March 12, 2002, his 1,000,000 shares of the Company's Series D Preferred Stock to Common Stock. Holders of Series D Preferred Stock have the option, at any time, to convert their shares into the same number of fully paid and nonassessable shares of Common Stock, equal to the par value of the shares of Series D being converted plus accrued but unpaid dividends, divided by 95% of the average of the daily closing price for the five consecutive trading days prior to conversion. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to Common Stock has taken place. As of March 12, 2002, Mr. Anthony had not converted any portion of his Series D Preferred Stock holdings.

   (5) This number includes 10,950,194 shares which figure is derived based upon the presumption that Doug Mondo converted, as of March 12, 2002, his 310,000 shares of our Series D Preferred Stock to Common Stock. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to Common Stock has taken place. As of March 12, 2002, Mr. Mondo had not converted any portion of his Series D Preferred Stock holdings.

        The percentage calculations included in the following footnotes are each an independent assessment of the beneficial ownership presuming that only the referenced conversion of Preferred Stock to Common Stock occurred and that all other holders of Preferred Stock maintained their holdings. In each case, these figures are an expression of beneficial ownership only as described in footnote (1) above, and do not mean that an actual conversion of Preferred Stock holdings to Common Stock has taken place.

   (6) Percentage is based upon the total 107,769,891 currently outstanding shares of Common Stock combined with the 6,000,000 shares of Common Stock beneficially owned by Cardinal Equities, LLC by virtue of its right to convert the Series A Preferred Stock to Common Stock, for a presumptive total of 113,769,891 shares outstanding. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to Common Stock has taken place. As of March 12, 2002, Cardinal Equities, LLC had not converted any portion of its Series A Preferred Stock holdings.

   (7) Percentage is based on the total 107,769,891 currently outstanding shares of Common Stock combined with the 35,323,207 shares of Common Stock beneficially owned by Richard Anthony by virtue of his right to convert the Series D Preferred Stock to Common Stock, for a presumptive total of 143,093,098 shares outstanding. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to Common Stock has taken place. As of March 12, 2002, Mr. Anthony had not converted any portion of his Series D Preferred Stock holdings.

   (8) Percentage is based on the total 107,769,891 currently outstanding shares of Common Stock combined with the 35,323,207 shares of Common Stock beneficially owned by Adam Anthony by virtue of his right to convert the Series D Preferred Stock to Common Stock, for a presumptive total of 143,093,098 shares outstanding. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to Common Stock has taken place. As of March 12, 2002, Mr. Anthony had not converted any portion of his Series D Preferred Stock holdings.

   (9) Percentage is based on the total 107,769,891 currently outstanding shares of Common Stock combined with the 10,950,194 shares of Common Stock beneficially owned by Doug Mondo by virtue of his right to convert the Series D Preferred Stock to Common Stock, for a presumptive
        total of 118,720,085 shares outstanding.   These figures are an
        expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to Common Stock has taken place. As of March 12, 2002, Mr. Mondo had not converted any portion of his Series D Preferred Stock holdings.

   (10) If all current shareholders of Series D Preferred stock had converted their preferred stock to common stock on March 12, 2002, it would have resulted in the Company's obligation to issue 81,596,609 shares of restricted common stock. This issuance would have increased the total number of outstanding shares to 189,366,500 and would have made the current Preferred D stockholders 43.1% owners of the total Outstanding shares of the Company's Common Stock.

   The following table sets forth, as of March 12, 2002 the name, address, and the number shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 3,260,000 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

-------------------------------------------------------------------------------
Series of         Name and Address of        Number of Shares       Percent
Preferred Stock   Beneficial Owner           Beneficially Owned (1) of Class
-------------------------------------------------------------------------------
                  Cardinal Equities, LLC
Series A          711 S. Carson Street
Preferred Stock   Carson City, NV 89701        500,000              17.8%
-------------------------------------------------------------------------------
                  Richard Anthony
Series D          444 Higuera Street, Suite 300
Preferred Stock   San Luis Obispo, CA 93401    1,000,000 (2)        35.6%
-------------------------------------------------------------------------------
                  Executive Officers and
                  Directors
-------------------------------------------------------------------------------
                  Adam Anthony
Series D          444 Higuera Street, Suite 300
Preferred Stock   San Luis Obispo, CA 93401    1,000,000 (2)        35.6%
-------------------------------------------------------------------------------
                  Doug Mondo
Series D          1543 W. Olympic Blvd, 6th Fl.
Preferred Stock   Los Angeles, CA 90015        310,000              11.0%
-------------------------------------------------------------------------------
                  David Nelson
                  850 E. Ocean Blvd., #1301
Preferred Stock   Long Beach, CA 90802         0                    N/A
-------------------------------------------------------------------------------
                  Jeanene Morgan
                  51 Zaca Lane, Suite 120
Preferred Stock   San Luis Obispo, CA 93401    0                    N/A
-------------------------------------------------------------------------------
                  Steve Aquavia
                  2009 Binns Court
Preferred Stock   San Luis Obispo, CA 93401    0                    N/A
-------------------------------------------------------------------------------
                  Stan Lerner
                  600 W. 9th Street, Suite 913
Preferred Stock   Los Angeles, CA 94065        0                    N/A
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                  Robert McNeill
                  1529 W. Olympic Blvd, Suite 100
Preferred Stock   Los Angeles, CA 90015        0                    N/A
-------------------------------------------------------------------------------
                  Rowland Perkins
                  1529 W. Olympic Blvd, Suite 100
Preferred Stock   Los Angeles, CA  90015       0                    N/A
-------------------------------------------------------------------------------
                  Mike Fenton
                  1529 W. Olympic Blvd, Suite
                  100
Preferred Stock   Los Angeles, CA  90015       0                    N/A
-------------------------------------------------------------------------------
                  All Executive Officers &     1,310,000            82.2%
                  Directors as a Group
-------------------------------------------------------------------------------

   (1) The number of shares beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

   (2) Of these shares, 900,000 were originally issued to Adam Anthony and Richard Anthony (450,000 each) as Series A Preferred Stock in connection with the Company's acquisition of its wholly owned subsidiary, Prime Time Media Solutions ("Prime Time"). 1,100,000 of these shares were originally issued as Series A Preferred Stock to Mark Jones and Chuck Cody in connection with the Company's acquisition of Prime Time. As a result of the settlement of a lawsuit between Prime Time and Messrs. Jones and Cody, these 1,100,000 shares were returned to the Company. The Company subsequently determined that the rights and designations of the Series A Preferred Stock represented inequitable consideration for the Prime Time acquisition. At a special meeting of the Company's board of directors on October 11, 2001, the board reissued the 900,000 shares of Series A Preferred Stock to Adam Anthony and Richard Anthony as Series D Preferred Stock. The board also reissued the 1,100,000 shares of Series A Preferred Stock, which were part of the original purchase price of Prime Time, to Adam Anthony and Richard Anthony as Series D Preferred Stock. Each share of Series D Preferred Stock is entitled to vote twenty-five (25) shares of Common Stock and is convertible into the same number of fully paid and nonassessable shares of Common Stock, equal to the par value of the shares of Series D being converted plus accrued but unpaid dividends, divided by 95% of the average of the daily closing price for the five consecutive trading days prior to conversion.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   On December 29, 2000 the Company acquired all of the outstanding stock of Prime Time in exchange for 2,000,000 shares of Series A convertible Preferred Stock of the Company. An additional 1,000,000 shares of Series A convertible Preferred Stock were placed into escrow subject to alignment of specific gross revenues and pre-tax net income for the year ended December 31, 2001.

   On January 28, 2002 the Company's subsidiary, CastPro, entered into a joint venture with Talentclick, and on March 7, 2002, the Company, executed a letter of intent to acquire Talentclick. Talentclick is a wholly owned subsidiary of ieProducer.com, Inc. Stan Lerner, director of business development and a director of the Company, is the president of ieProducer.com, Inc. and a director of Talentclick. Two of the Company's current directors, Rowland Perkins and Mike Fenton, serve as Talentclick's president and director, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulations S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB, which isincorporated herein by reference.

(b) A Form 8-K was filed December 5, 2001 on the Company's behalf regarding theCompany's acquisition of Legal Broadcast Company, its acquisition of PTS TV, Inc., and thecreation of a new Series D Preferred Stock.

(c) A Form 8-K was filed on the Company's behalf on October 10, 2001 regarding the appointment of Steve Aquavia and David L. Nelson as directors of the Company.

(d) A Form 8-K was filed on the Company's behalf on October 2, 2001 regarding the postponement of the Company's annual shareholder meeting.

                                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April 2002.

                              Thaon Communications, Inc.

                              By:  /s/ Adam Anthony
                                   -----------------------------
                                    Adam Anthony, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                   Title                            Date

   /s/ Adam Anthony
   -------------------------  President, Chief Executive        April 15, 2002
   Adam Anthony               Officer, and Director


   /s/ Jeanene Morgan
   ------------------------   Interim Chief Financial Officer,  April 15, 2002
   Jeanene Morgan             Treasuer


   /s Doug Mondo
   ------------------------   Director                          April 15, 2002
   Doug Mondo


   /s/ Steve Aquavia
   ------------------------   Director                          April 15, 2002
   Steve Aquavia


   /s/ David Nelson
   ------------------------   Director                          April 15, 2002
   David Nelson


   /s/ Robert McNeill
   ------------------------   Director                          April 15, 2002
   Robert McNeill

                                     INDEX TO EXHIBITS

EXHIBIT    PAGE
NO.        NO.          DESCRIPTION

3(i)        *           Articles of Incorporation of the Company.

3(ii)       *           Bylaws of the Company.

10(i)       *           A December 29, 2000 Stock Purchase Agreement by and
                        between PTS TV, Inc., and Castpro.com, Inc. n/k/a Thaon
                        Communications, Inc.

10(ii)      *           An April 10, 2001 Acquisition Agreement by and between
                        Thaon Communications, Inc. and Legal Broadcast Company.

10(iii)     *           A September 30, 2001 Settlement Agreement and Mutual
                        Release by and between Thaon Communications, Inc., Prime
                        Time Media Solutions, Media Maverick, Central Coast.

10(iv)      *           A September 30, 2001 Stock Transfer Agreement by and
                        among Thaon Communications, Inc., Mark Jones and Chuck
                        Cody.

10(v)       *           A September 30, 2001 Promissory Note by Mark Jones
                        payable to Prime Time Sports TV in the amount of $15,544.33.

10(vi)      *           A September 30, 2001 Promissory Note by Chuck Cody
                        payable to Prime Time Sports TV in the amount of $37,500.00.

10(vii)     *           A September 30, 2001 Promissory Note by Mark Jones and
                        Chuck Cody payable to Prime Time Sports TV in the amount of $450,000.00.

21       **             Subsidiaries of Registrant.


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

** Filed herewith.

                                         EXHIBIT 21

                                    LIST OF SUBSIDIARIES
                                             OF
                                 THAON COMMUNICATIONS, INC.


1.    CastPro, L.L.C. was organized in California.

2.    PTS TV, Inc. d/b/a Prime Time Media Solutions was incorporated in Texas.

3.    Legal Broadcast Company was incorporated in Nevada.

4.    Prime Time Distribution, Inc. was incorporated in Nevada.