Form 10QSB
period 2002-03-31
THAON COMMUNICATIONS INC
filed 2002-05-20
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002


                           Commission File No: 0-30583


                           THAON COMMUNICATIONS, INC.
        (Exact Name of small business issuer as Specified in its Charter)


         Nevada                                       87-0622329
         ------                                       ----------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 Of Incorporation)

           51 Zaca Lane, Suite 120, San Luis Obispo, California 93401
           ----------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (805) 547-3900
                                 --------------
                 Issuer's Telephone Number, Including Area Code


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

         Yes     X                                           No
            -----------                                        -----------

The number of shares of issuers Common Stock, par value .001, outstanding as of May 15, 2002 was 118,596,007 shares.

                                Table of Contents


PART I - FINANCIAL INFORMATION................................................1

     ITEM 1.  FINANCIAL STATEMENTS............................................1

     ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION.........9


PART II - OTHER INFORMATION..................................................13

     ITEM 1.   LEGAL PROCEEDINGS.............................................13

     ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K...............................14

     ITEM 5.  OTHER INFORMATION..............................................15


INDEX TO EXHIBITS............................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

As used herein, the term "Company" refers to Thaon Communications, Inc., and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2001.



                   THAON COMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEET
                       MARCH 31, 2002
                         (UNAUDITED)


                                     ASSETS
                                     ------
 CURRENT ASSETS:
     Cash & cash equivalents                                     $       69,875
     Accounts receivable, net                                           101,951
     Inventory                                                          286,817
     Prepaid  expenses                                                   45,391
     Note receivable - related parties                                   56,514
                                                                    ------------
                  Total current assets                                  560,548

 PROPERTY AND EQUIPMENT, net                                            431,207

 OTHER ASSETS:
          Deposits                                                       12,549
                                                                    ------------
                                                                 $    1,004,304
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

 CURRENT LIABILITIES:
     Accounts payable                                            $      738,169
     Accrued expenses                                                   381,569
     Media payable                                                    2,953,137
     Deferred media revenue                                              28,214
     Note payable-current                                               279,748
     Notes payable-related parties                                      188,847
     Advances                                                           422,781
     Dividends payable                                                  209,950
     Customers Credits                                                   74,655
                                                                    ------------
                  Total current liabilities                           5,277,070
                                                                    ============

 Note Payable - Long term                                               202,594

 COMMITMENTS

 STOCKHOLDERS' DEFICIT
     Preferred stock, authorized shares 50,000,000 (Series
       A through F), Series A convertible 6% preferred stock
         $1 par value, authorized shares 3,000,000, issued
           and outstanding 500,000                                      500,000
       Series D convertible 6% preferred stock,
         $1 par value; authorized shares 3,000,000, issued
           and outstanding 2,310,000                                  2,310,000
       Series E convertible 6% preferred stock,
         $.001 par value; authorized shares 2,000,000,
           issued and outstanding 50,000                                     50
       Series F convertible 6% preferred stock,
         $.001 par value; authorized shares 2,000,000,
           issued and outstanding 20,000                                     20
     Common stock, $.001 par value; authorized
       shares 200,000,000; issued 112,369,218 and
        outstanding 109,919,218                                         112,369
     Shares to be issued, 403,674 shares of common stock,
       and 63,333 shares of Series F preferred stock                     62,840
     Shares to be cancelled, 2,000,000 shares of common stock           (60,000)
     Treasury Stock, 2,450,000 shares of common stock                  (285,000)
     Additional paid in capital                                      14,101,835
     Accumulated deficit                                            (21,217,474)
                                                                    ------------
                  Total stockholders' deficit                        (4,475,360)
                                                                    ------------
                                                                  $   1,004,304
                                                                    ============

                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                         2002          2001
                                                    ------------   ------------

 Net revenue                                      $     542,282    $  9,300,561

 Cost of revenues                                       339,456       8,547,570
                                                    ------------   ------------

 Gross profit                                           202,826         752,991

 Operating expenses                                     962,912       1,098,187
                                                    ------------   ------------

 Loss from operations                                  (760,086)       (345,196)

 Non-operating income (expense):
           Interest expense                              (9,489)         (5,087)
           Other                                         14,179           1,211
                                                    ------------   ------------
           Total non-operating income (expense)           4,690          (3,876)
                                                    ------------   ------------
 Loss before income taxes and extraordinary item       (755,396)       (349,072)

 Income taxes                                             4,000           2,400
                                                    ------------   ------------
 Net loss before extraordinary item                    (759,396)       (351,472)

 Extraordinary item -gain on settlement of debt          13,000            -
                                                    ------------   ------------

 Net loss                                              (746,396)       (351,472)

 Dividend requirement for preferred stock               (42,150)           -
                                                    ------------   ------------

 Net loss applicable to common shareholders       $    (788,546)   $   (351,472)
                                                    ============   ============

 Basic and diluted net loss per share             $       (0.01)   $      (0.01)
                                                    ============   ============

 Basic and diluted weighted average number of       ------------   ------------
     common stock outstanding                       100,904,231      57,369,834
                                                    ============   ============

                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                         2002            2001
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                        $   (788,546)    $  (351,472)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
        Depreciation and amortization                    31,726         146,004
        Issuance of shares for compensation,
            consulting and other services               639,250            -
        Gain on settlement of note payable              (13,000)           -
        (Increase) / decrease in current assets:
                 Accounts/Media receivable               10,799        (382,443)
                 Inventory                               32,967            -
                 Prepaid expenses                        46,408        (208,148)
                 Deposits                                 3,400            -
                 Other assets                               -               447
        Increase / (decrease) in current liabilities:
                 Accounts payable                       (63,271)         46,612
                 Accrued expenses                       (36,965)         33,065
                 Media payable                           28,769         (18,874)
                 Deferred media revenue                  17,570         295,191
                 Customers Credits                       14,061          89,101
                                                     ------------   ------------
        Net cash used in operating activities           (76,832)       (350,517)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Increase in notes receivable                     (3,029)       (129,061)
        Acquisition of property & equipment              (1,080)        (25,956)
                                                     ------------   ------------
        Net cash used in investing activities            (4,109)       (155,017)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from Loans                              -           52,178
        Dividends payable                                42,150              -
        Payments on notes payable                       (58,143)             -
        Proceeds from shares to be issued                28,450              -
        Proceeds from issuance of stock                  59,046              -
        Advance subscription                                 -          539,514
                                                     ------------   ------------
        Net cash provided by financing activities        71,503         591,692
                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS       (9,438)         86,158

CASH & CASH EQUIVALENTS, BEGINNING BALANCE               79,313          32,079
                                                     ------------   ------------

CASH & CASH EQUIVALENTS, ENDING BALANCE            $     69,875    $    118,237
                                                     ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                $          -      $      7,000
                                                     ============   ============

Interest paid                                    $        4,345    $      3,710
                                                     ============   ============

                           THAON COMMUNICATIONS, INC.
                           (FORMERLY, CASTPRO.COM,INC)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Quinntal, International (California Incorporated) was formed on January 12, 1999. Quinntal, International changed its name to CASTPRO.COM, LLC ("LLC") on August 6, 1999. LLC is a provider of streaming media with a production and data storage facility. LLC, also, provides encoding, hosting and delivery services on behalf of its clients.

PTMS was formed on May 23, 1996. Prime Time specializes in media planning and placement services for direct response television ("DRTV") advertising. DRTV advertising refers to any advertising campaign that aims to elicit a specific, measurable response from the audience. The response can be a phone call, an email, a check in the mail or a credit card order, among other things, but it is always a direct contact with a potential customer. Prime Time's direct response advertising services have mainly been associated with the program length "infomercials" on TV. In mid 1999, Prime Time expanded its services to include the planning and placement of short form media

LBC was incorporated on May 9, 2000 in the State of Nevada under the name of PASOVIDEO.COM, Inc. LBC filed a certificate of amendment to change its name to Legal Broadcast Company on March 7, 2001. LBC provides law firms, corporations and insurance companies with service of the creation, review, storage, and presentation of video, including the video documentation and storage of legal depositions. LBC offers products that provide real time interactivity and allow attorneys to view legal events such as depositions, hearings, and trials remotely over the Internet.

PTD was incorporated in the state of Nevada on March 5, 1999. PTD is a full service fulfillment center catering to the direct marketing industry. The PTD fulfillment center provides services such as merchant banking assistance, order processing, product assembly, pick and pack, direct to consumer shipping, customer service and direct mail preparation and distribution.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2001 was filed on April 16, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.       PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Thaon Communication, Inc. and its wholly owned subsidiaries CASTPRO.COM, LLC, Prime Time Media Solutions, Legal Broadcast Company and Prime Time Distribution, Inc. All significant inter-company transactions and balances have been eliminated for the three month periods ended March 31, 2002 and 2001.

3.       RECENT PRONOUNCEMENTS

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement is effective January 1, 2002. The Company revalued the goodwill of the acquired subsidiaries on December 31, 2001, and has written off the entire goodwill amounting $10,739,790 based upon estimated total value of goodwill at December 31, 2001 at zero.

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

The adoption of above pronouncements, did materially impact the Company's financial position or results of operations as disclosed above.

4.     STOCKHOLDERS' EQUITY

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

The Series A convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series A convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock. The Series A convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series A convertible Preferred stock into common stock. The holders of Series A convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series A convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series A convertible Preferred stock shall have full voting rights with the Corporation's common stock.

The Series B convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series B convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock. The Series B convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series B convertible Preferred stock into common stock. The holders of Series B convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series B convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series B convertible Preferred stock shall have full voting rights with the Corporation's common stock.

The Series D convertible Preferred stock is entitled to receive 6% per annum dividend, in preference to any other class. Class D convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Class D convertible Preferred stock being converted plus accrued and unpaid dividends, divided by 95% of the market price of the common stock. The Class D convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. The holders of Series D convertible stock shall be entitled to receive the redemption before the holders of any other series of preferred stock and common stock. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Class D convertible Preferred stock into common stock. The Series D convertible Preferred stock shall have full voting rights and shall be entitled to vote 25 votes per each share.

The Company recorded the beneficial conversion feature as preferred dividend of $108,000 on December 31, 2001.

The Series C, E and F convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series C, E and F convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock per each Series. The Series C, E and F convertible Preferred stock is redeemable by the corporation at any time at the rate of $0.001 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series C, E and F convertible Preferred stock into common stock. The holders of Series C, E and F convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series C, E and F convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series C, E and F convertible Preferred stock shall have full voting rights with the corporation's common stock.

In connection with the acquisitions of PTMS on December 29, 2000, the Company issued 2,000,000 shares of series A convertible preferred stock of the Company. The Company also placed in escrow 1,000,000 shares of series A convertible preferred stock which are deliverable subject to attainment of at least a specific gross revenue and pre tax net income target for the subsequent years by PTMS. The Company also agreed to use its best efforts to raise capital and contribute one third of such raise to the capital of PTMS up to a maximum amount of $1,000,000. In October 2001, the board of directors authorized to covert the outstanding series A convertible preferred stock to series D preferred stock of the Company on one share to one share basis.

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

On September 10, 2001, the Company settled a debt amounting $500,000 by issuing 500,000 shares of series A convertible preferred stock of the Company. The transaction did not result in any gain or loss for the Company.

During the quarter ended March 31, 2002, the Company issued 50,000 shares of Series E convertible preferred stock of the Company in settlement of debt amounting to $37,500.

During the quarter ended March 31, 2002, the Company issued 20,000 shares of Series F convertible preferred stock of the Company for cash amounting to $15,000.

As of March 31, 2002, the Company has cash received in the amount of $47,500 for 63,333 shares of Series F preferred stock to be issued.

Common stock

During the first quarter of 2002, the Company issued common stocks in exchange of various services to following parties:

The Company issued 1,400,000 shares of common stock for board of directors' compensation amounting $28,000. The Company issued 33,333 shares of common stock in exchange of Legal services amounting $15,667. The Company issued 16,938,004 shares of common stock for consulting service amounting $474,013. The company issued 4,171,646 shares of common stock to various employees for compensation amounting $102,790. During the three month period ended March 31, 2002, the Company issued 880,106 shares of its common stock for cash amounting $835. The company issued 1,261,257 shares of common stock for promotional purpose amounting $42,042. The Company issued 2,500,000 shares of common stock valued at $38,000 for the settlement of a note payable amounting $51,000. The difference of the note and the value of stock issued, amounting $13,000 was recorded as an extraordinary gain.

As of March 31, 2002, the Company has received cash of $15,340 for 403,674 shares of common stock to be issued.

As of March 31, 2002, the Company had 2,000,000 shares of common stock which will be cancelled. The shares were issued for prepaid expense in consideration of acquisition of an entity (note 8). The acquisition agreement was terminated subsequent to the year-end.

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

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 1,400,000 shares of common stock for board of directors' compensation amounting $28,000. The Company issued 33,333 shares of common stock in exchange of Legal services amounting $15,667. The Company issued 16,938,004 shares of common stock for consulting service amounting $474,013. The company issued 4,171,646 shares of common stock to various employees for compensation amounting $102,790. The company issued 1,261,257 shares of common stock for promotional purpose amounting $42,042. The Company issued 2,500,000 shares of common stock valued at $38,000 for the settlement of a note payable amounting $51,000.

6.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and nine month periods ended March 31, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. 134,334 shares of Common stock to be issued and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

7.    GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $21,217,474 including net losses of $788,546 and $351,472 for the periods ended March 31, 2002 and 2001, respectively. The total shareholders' deficit amounted to $4,475,360 on March 31, 2002. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2002, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses
(iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

8.    CONTINGENCY

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

9.    SUBSEQUENT EVENT

Subsequent to the period ended March 31, 2002, the Company discontinued operations of its wholly owned subsidiary, CastPro, from its downtown Los Angeles production facility. The Company moved the office in Los Angeles to the office in San Luis Obispo in May 2002. Castpro has not generated any significant revenue for the Company in the periods ended March 31, 2002 and 2001.

In March 2002, the Company started an entertainment initiative and entered into a Letter of Intent to acquire Talentclick, Inc., a database of entertainment industry and search engine for actors. On May 6, 2002, the Company, in keeping with its strategic plan to bring a greater focus on core competencies and existing revenue generating lines of business, withdrew from its entertainment initiative and terminated the Letter of Intent and Joint Venture with Talentclick, Inc.

10.    RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.

11.    SEGMENT INFORMATION

In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements. The Company is a holding company that is comprised of four operating subsidiaries: LLC, PTMS, PTD and LBC. The LLC specializes in streaming media services. PTMS is a media planning and placement company specializing in reaching targeted audiences. PTD is a direct marketing distribution and fulfillment company. LBC provides law firms, corporations and insurance companies with service of the creation, review, storage, and presentation of video, including the video documentation and storage of legal depositions. Following is a summary of segmented information for the period ended March 31, 2002:


----------------|--------|----------|----------|---------|-----------|---------|
                |   LLC  |   PTMS   |    PTD   |  LBC    |Unallocated|  Total  |
----------------|--------|----------|----------|---------|-----------|---------|
Sales           |  $2,820| $141,514 | $217,855 | $180,093|     -     |$542,282 |
----------------|--------|----------|----------|---------|-----------|---------|
Operating       |        |          |          |         |  479,114  |(760,086)|
loss/(gain)     | 162,896|  124,239 |   13,007 | (19,170)|           |         |
----------------|--------|----------|----------|---------|-----------|---------|
Total Assets    |        |          |          |         |   52,325  |1,004,304|
                | 100,316|  288,322 |  351,477 | 211,864 |           |         |
----------------|--------|----------|----------|-------- |-----------|---------|
Capital         |-       | -        |  -       |         |     -     |   1,080 |
Expenditure     |        |          |          |   1,080 |           |         |
----------------|--------|----------|----------|---------|-----------|---------|
Depreciation and|        |          |          |         |    5,390  |  31,726 |
amortization    |   7,534|    7,426 |    2,281 |   9,095 |           |         |
----------------|--------|----------|----------|---------|-----------|---------|
----------------|--------|----------|----------|---------|-----------|---------|

Substantially, all of the Company's operations are domestic. During the period ended March 31, 2001, the Company operated in only two segments.


Item 2. Management's Discussion and Analysis or Plan of Operations Forward-looking Information

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

CASTPRO

         CastPro is a streaming media company with a production and data storage facility headquartered in Los Angeles, California. CastPro provides encoding, hosting and delivery services on behalf of its clients. CastPro's model is to create strategic partnerships with existing brick and mortar entities that currently have market share in each of the target market segments. This strategy affords CastPro the opportunity to utilize sales and marketing efforts of strategic partners to offer turnkey rich media creation and publishing services utilizing their existing client relationships.

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

During the six years since it was founded, Prime Time has placed hundreds of millions of dollars worth of television advertising on broadcast stations and cable networks in every market in the United States. With extensive media management systems in place, Prime Time is well positioned to provide clients with comprehensive media management services. Prime Time grew rapidly, and is perhaps best known for having been the primary agency for the Billy Blanks Tae Bo Aerobics infomercial campaign and more than 70 different golf clients.

LBC

LBC specializes in the capture, archival and presentation of legal proceedings. Utilizing trained video technicians, state of the art videoconferencing and Internet streaming technology that incorporates advanced voice recognition based automated text to video synchronization, secure Internet archiving technology and proprietary trial presentation software.

LBC announced the launch of its live streaming services and Depositions Navigator technology in April of 2002. LBC's streaming services will provide a text searchable feature enabling attorneys and insurance representatives to easily and efficiently find video material regarding specific issues by utilizing its proprietary key word search engine from video transcripts as well as providing the ability for attorneys and others associated with various legal proceedings to access those proceedings through LBC's live interactive streaming services.

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

As of March 31, 2002, the Company had a total of nineteen (19) employees, all of which were employed full-time.

Subsequent to the end of the first quarter, the Company announced the discontinuation of CastPro's operations in the downtown Los Angeles facility in accordance with a new strategic plan to eliminate non-productive overhead. Thaon Communications, Inc. has consolidated its operations with Prime Time and PTD in the San Luis Obispo office. It is estimated these measures will result in a reduction of overhead expenditures of approximately $650,000 annually.

Results of Operations

The following sections discuss the results of operations for the first quarter ended March 31, 2002 compared to the results of operations for the first quarter ended March 31, 2001.

First Quarter 2002 Vs. First Quarter 2001. Net revenue for the first quarter ended March 31, 2002 amounted to $542,282 compared to net revenue of $9,300,561 for the first quarter ended March 31, 2001. The decrease in sales for the first quarter is attributable to the lost revenues associated with the business that was lost due to the resignation of the two executives at PTMS as previously reported. Gross profit for the first quarter ended March 31, 2002 totaled $202,826 compared to gross profit of $752,991 for the first quarter ended March 31, 2001. The net loss before dividends appropriation for Preferred stockholders for the first quarter ended March 31, 2002 amounted to $746,396 verses a net loss of $351,472 in the first quarter ended March 31, 2001. The net loss of $746,396 for the quarter can be attributed to the cash and non cash expenses associated with overhead costs, consulting costs, and the lost profit opportunities associated with the business that was lost due to the resignation of the two executives at PTMS as previously reported. On a per share basis, the basic and diluted net operating loss attributable to common stock was $.01 for the quarter ended March 31, 2002 as compared to $.01 for the quarter ended March 31, 2001.

Liquidity and Capital Resources

As of March 31, 2002, Thaon had $69,875 in cash and cash equivalents, a decrease of $9,438 from December 31, 2001. Accounts Receivable at March 31, 2002 totaled $101,951 compared to $112,750 at December 31, 2001. Inventory at March 31, 2002 was $286,817 verses $319,784 on December 31, 2001. Thaon experienced negative cash flow from operating activities of $76,832 for the first three months as compared to negative cash flow of $350,517 for the three month period ended March 31, 2001 . The net loss for the three months of $746,396 was partially offset by the sale of the company's common stock on a private placement basis of $87,496 and payment of compensation and services with common stock in the amount of $639,250. Net investing activities during the quarter were outflows of $4,109 as compared to outflows of $155,017 for the three month period ended March 31, 2002. Net Property and Equipment of $431,207 at March 31, 2002 compares to $461,853 at December 31, 2001 and consists of computer equipment, office equipment and web cast production equipment. The decrease is due to normal depreciation expenses. It is not anticipated that capital expenditures will increase substantially in future periods.

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

As a result of the Jones and Cody litigation, which was fully and finally settled on November 5, 2001, the Company is entitled to receive $450,000 from Jones, Cody and Media Maverick pursuant to a promissory note. The note is payable in monthly installments which shall be the greater of an increasing monthly minimum or a percentage of revenue generated by Jones, Cody and Media Maverick in the direct response television industry. Such amounts are expected to provide the Company with extra capital resources for at least the next 24 months. Although the Company has been receiving payments under this note and is optimistic it will continue receive payments under this note, no assurances can be given regarding either the size or frequency of any such payments.


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

Item 2.  Exhibit and Reports on Form 8-K

Exhibits.  The following exhibits are attached hereto.

EXHIBIT
NO.         DESCRIPTION
---         -----------
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

Reports on Form 8-K. The Company filed zero (0) Forms 8-K during the quarter ended March 31, 2002.





Item 5.  Subsequent events.

     On May 3, 2002, Mike Fenton, Stan Lerner, and Rowland Perkins resigned as directors of Registrant.

     Subsequent to the end of the first quarter, the Company announced the discontinuation of CastPro's operations in the downtown Los Angeles facility in accordance with a new strategic plan to eliminate non-productive overhead. Thaon Communications, Inc. has consolidated its operations with Prime Time and PTD in the San Luis Obispo office. It is estimated these measures will result in a reduction of overhead expenditures of approximately $650,000 annually.

     In March 2002, the Company started an entertainment initiative and entered into a Letter of Intent to acquire Talentclick, Inc., a database of entertainment industry and search engine for actors. On May 6, 2002, the Company, in keeping with its strategic plan to bring a greater focus on core competencies and existing revenue generating lines of business, withdrew from its entertainment initiative and terminated the Letter of Intent and Joint Venture with Talentclick, Inc.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THAON COMMUNICATIONS, INC.



Date:    May 17, 2002           By:     /s/ Adam Anthony
                                        ---------------------------------
                                           Adam Anthony, Chief Executive Officer

INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT  PAGE
NO.               NO.      DESCRIPTION
---               ---      -----------

3.1               *        Articles  of  Incorporation

3.2               *        Bylaws


10.1              *        September 30, 2001 Settlement Agreement and Mutual
Release by and between the Company, Prime Time, Media Maverick, Central Coast

10.2              *        September 30, 2001 Stock Transfer Agreement by and
among the Company, Mark Jones and Chuck Cody

10.3              *        September 30, 2001 Promissory Note by Mark Jones
payable to Prime Time Sports TV in the amount of $15,544.33

10.4              *        September 30, 2001 Promissory Note by Chuck Cody
payable to Prime Time Sports TV in the amount of $37,500.00

10.5              *        September 30, 2001 Promissory Note by Mark Jones and
Chuck Cody payable to Prime Time Sports TV in the amount of $450,000.00

* incorporated by reference from previous filings.