Form 10QSB
period 2002-06-30
THAON COMMUNICATIONS INC
filed 2002-08-15
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2002


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

The number of shares of issuers Common Stock, par value .001, outstanding as of August 9, 2002 was 127,533,972 shares.

                                Table of Contents


PART I - FINANCIAL INFORMATION................................................3

     ITEM 1.  FINANCIAL STATEMENTS............................................3

     ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION........13


PART II - OTHER INFORMATION..................................................16

     ITEM 1.   LEGAL PROCEEDINGS.............................................16

     ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K...............................17

     ITEM 5.  OTHER INFORMATION..............................................17


INDEX TO EXHIBITS............................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           THAON COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                     ASSETS
                                     ------


 CURRENT ASSETS:
          Cash & cash equivalents                                                   $         74,405
          Accounts receivable, net                                                            48,363
          Inventory                                                                          264,728
          Prepaid  expenses                                                                   32,003
          Note receivable - related parties                                                   54,659
                                                                                     ---------------
                       Total current assets                                                  474,158

 PROPERTY AND EQUIPMENT, net                                                                 394,538

 OTHER ASSETS:
          Deposits                                                                            10,079
                                                                                     ---------------
                                                                                    $        878,775
                                                                                     ===============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                            -------------------------------------

 CURRENT LIABILITIES:
          Accounts payable                                                          $        853,144
          Accrued expenses                                                                   368,039
          Media payable                                                                    2,866,138
          Deferred media revenue                                                              28,639
          Note payable-current                                                               278,225
          Notes payable-related parties                                                        6,845
          Advances                                                                           422,781
          Dividends payable                                                                  253,600
          Customers Credits                                                                   61,195
                                                                                     ---------------
                       Total current liabilities                                           5,138,606

 Note Payable - Long term                                                                    185,803

 COMMITMENTS

 STOCKHOLDERS' DEFICIT
          Preferred stock, authorized shares 50,000,000 (Series A through F),
            Series A convertible 6% preferred stock $1 par value,
               authorized shares 3,000,000, issued and outstanding 500,000                   500,000
            Series D convertible 6% preferred stock, $1 par value;
               authorized shares 3,000,000, issued and outstanding 2,310,000               2,310,000
            Series E convertible 6% preferred stock, $.001 par value;
               authorized shares 2,000,000, issued and outstanding 50,000                         50
            Series F convertible 6% preferred stock, $.001 par value;
               authorized shares 2,000,000, issued and outstanding 70,000                         70
          Common stock, $.001 par value; authorized shares 200,000,000;
           issued and outstanding 123,789,722                                                123,790
          Shares to be issued, 3,858,940 shares of common stock,
          and 13,333 shares of Series F preferred stock                                       23,974
          Treasury Stock, 2,450,000 shares of common stock                                  (285,000)
          Additional paid in capital                                                      14,234,552
          Accumulated deficit                                                            (21,353,070)
                                                                                     ---------------
                       Total stockholders' deficit                                        (4,445,634)

                                                                                    $        878,775
                                                                                     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                          June 30,

                                                                 2002             2001             2002           2001
                                                          ---------------  ---------------  ---------------  ---------------
     Net revenue                                          $      632,224   $     7,918,035  $     1,174,506  $   17,218,596

     Cost of revenues                                            385,118         7,239,598          724,574      15,787,168
                                                          ---------------  ---------------  ---------------  ---------------
     Gross profit                                                247,106           678,437          449,932       1,431,428

     Operating expenses                                          570,549         1,458,023        1,491,419       2,556,210
                                                          ---------------  ---------------  ---------------  ---------------
     Loss from operations                                       (323,443)         (779,586)      (1,041,487)     (1,124,782)

     Non-operating income (expense):
               Interest expense                                  (11,777)           (3,188)         (21,266)         (8,275)
               Other                                              17,589             2,348           31,768           3,559
                                                          ---------------  ---------------  ---------------  ---------------
               Total non-operating income (expense)                5,812              (840)          10,502          (4,716)
                                                          ---------------  ---------------  ---------------  ---------------

     Loss before income taxes and extraordinary item            (317,631)         (780,426)      (1,030,985)     (1,129,498)

     Income taxes                                                    -               2,400            4,000           4,800
                                                          ---------------  ---------------  ---------------  ---------------
     Net loss before extraordinary item                         (317,631)         (782,826)      (1,034,985)     (1,134,298)

     Extraordinary item -gain on settlement of debts             183,643              -             196,643            -
                                                          ---------------  ---------------  ---------------  ---------------
     Net loss                                                   (133,988)         (782,826)        (838,342)     (1,134,298)

     Dividend requirement for preferred stock                    (43,650)          (72,500)         (85,800)        (72,500)
                                                          ---------------  ---------------  ---------------  ---------------
     Net loss applicable to common shareholders           $     (177,638)  $      (855,326)   $    (924,142) $   (1,206,798)
                                                          ===============  ===============  ===============  ===============
     Basic and diluted weighted average number of
         common stock outstanding*                           119,092,584        61,066,401      106,668,396      60,183,605
                                                          ===============  ===============  ===============  ===============
     Basic and diluted net loss per share                 $       (0.00)    $       (0.01)   $       (0.01)  $       (0.02)
                                                          ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                      2002              2001
 CASH FLOWS FROM OPERATING ACTIVITIES:                          ----------------  ----------------
          Net Loss                                             $       (924,142) $     (1,206,798)
          Adjustments to reconcile net loss to net cash used in
          operating activities:
                   Depreciation and amortization                         66,900           382,751
                   Issuance of shares for compensation,
                       consulting and other services                    707,523           173,212
                   Forgiveness of debts                                (196,643)                -
                   Loss on sale of assets                                 1,495                 -
                   (Increase) / decrease in current assets:
                            Accounts/Media receivable                    64,387           542,888
                            Inventory                                    55,056                 -
                            Prepaid expenses                             59,796           369,583
                            Deposits                                      5,870             2,383
                            Other assets                                      -           (30,661)
                   Increase / (decrease) in current liabilities:
                            Accounts payable                             51,704           341,048
                            Accrued expenses                            (50,066)            8,557
                            Media payable                               (58,230)         (928,989)
                            Deferred media revenue                       17,995           497,965
                            Customers Credits                               601          (251,298)
                                                                ----------------  ----------------
                   Net cash used in operating activities               (197,754)          (99,359)
                                                                ----------------  ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES
                   Cash received from acquisition of business                 -           148,850
                   Increase in notes receivable                          (1,174)                -
                   Cash received on disposal of assets                      681                 -
                   Acquisition of property & equipment                   (1,080)          (35,945)
                                                                ----------------  ----------------
                   Net cash provided by (used in)
                            investing activities                         (1,573)          112,905
                                                                ----------------  ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
                   Net proceeds from Loans                                    -           464,230
                   Incease in dividends payable                          85,800            72,500
                   Payments on notes payable                            (33,880)         (984,527)
                   Proceeds from shares to be issued                     23,974                 -
                   Proceeds from issuance of stock                      118,525           577,115
                                                                ----------------  ----------------
                   Net cash provided by financing activities            194,419           129,318
                                                                ----------------  ----------------
 NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                      (4,908)          142,864

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                              79,313            32,079
                                                                ----------------  ----------------
 CASH & CASH EQUIVALENTS, ENDING BALANCE                       $         74,405  $        174,943
                                                                ================  ================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Income taxes paid                                             $              -  $          7,000
                                                                ================  ================
 Interest paid                                                 $          8,495  $         15,137
                                                                ================  ================

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

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2001 was filed on April 16, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.       PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Thaon Communication, Inc. and its wholly owned subsidiaries CASTPRO.COM, LLC, Prime Time Media Solutions, Legal Broadcast Company and Prime Time Distribution, Inc. All significant inter-company transactions and balances have been eliminated for the six-month periods ended June 30, 2002 and 2001.

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

The adoption of above pronouncements materially impacted the Company's financial position or results of operations as disclosed above.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

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

During the period ended June 30, 2002, the Company issued 120,000 shares of Series E and F convertible preferred stock for cash amounting $37,500 and $52,500, respectively.

As of June 30, 2002, the Company has cash received in the amount of $10,000 for 13,333 shares of Series F preferred stock to be issued.

Common stock

During the period ended June 30, 2002, the Company issued common stocks in exchange of various services to following parties:

The Company issued 2,000,000 shares of common stock for board of directors' compensation amounting $40,000. The Company issued 22,533,344 shares of common stock for legal and consulting service amounting $552,727. The company issued 4,331,009 shares of common stock to various employees for compensation amounting $83,242. During the six month period ended June 30, 2002, the Company issued 3,658,240 shares of its common stock for cash amounting $28,525. The company issued 3,582,257 shares of common stock for promotional purpose amounting $65,252. The Company issued 2,500,000 shares of common stock valued at $38,000 for the settlement of a note payable amounting $51,000. The difference of the note and the value of stock issued, amounting $13,000 was recorded as an extraordinary gain. As of June 30, 2002, the Company has received cash of $23,974 for 3,858,940 shares of common stock to be issued.

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

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 2,000,000 shares of common stock for board of directors' compensation amounting $40,000. The Company issued 22,533,344 shares of common stock for legal and consulting service amounting $552,727. The company issued 4,331,009 shares of common stock to various employees for compensation amounting $83,242. The company issued 3,582,257 shares of common stock for promotional purpose amounting $65,252. The Company issued 2,500,000 shares of common stock valued at $38,000 for the settlement of a note payable amounting $51,000.

6.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and six month periods ended June 30, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. 3,858,940 shares of common stock to be issued and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

7.    GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $21,353,070 including net losses of $924,142 and $1,206,798 for the periods ended June 30, 2002 and 2001, respectively. The total shareholders' deficit amounted to $4,445,634 on June 30, 2002. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.
In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2002, towards (i) obtaining additional equity financing (see note 4) (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

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

The landlord of the building where the corporate office was located filed a Complaint against the Company for the unpaid rental payments and overvalued stock security paid for prepaid rent. The Company filed a response with the court denying all allegations. The unpaid rent liability was recorded in the financial statements. The management believes that maximum potential additional liability from the overvalued stock security is $100,000.

9.    RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.

10.      SEGMENT INFORMATION

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

 Following is a summary of segmented information for the period ended June 30, 2002:


|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|
|                            |  |    LLC      |     PTMS   |       PTD    |       LBC     | Unallocated |    Total    |
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|
|Sales                       |  | $   5,665   | $  573,317 |  $   275,085 |  $  320,439   |        -    | $ 1,174,506 |
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|
|Operating loss/(gain)       |  |   210,979   |    209,565 |      (76,205)|     (11,833)  |     708,981 |   1,041,487 |
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|
|Total Assets                |  |    86,454   |    223,470 |      279,920 |     204,113   |      84,818 |     878,775 |
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|
|Capital Expenditure         |  |      -      |       -    |         -    |       1,080   |        -    |       1,080 |
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|
|Depreciation & amortization |  |    15,067   |     13,198 |        4,523 |      18,190   |      15,922 |      66,900 |
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|
|                            |  |             |            |              |               |             |             |
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|

  Following  is a summary of segmented  information  for the period ended June 30, 2001:

|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|------------|
|                            |  |    EMG      |   LLC      |      PTMS    |      PTD      |     LBC     | Unallocated |    Total   |
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|------------|
|Sales                       |  | $  10,198   | $    5,789 |  $16,342,911 |  $  736,667   |  $  122,779 |         252 | $17,218,596|
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|------------|
|Operating loss/(gain)       |  |    21,757   |    703,034 |     (415,907)|      37,025   |       1,098 |     778,027 |   1,124,782|
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|------------|
|Total Assets                |  |    34,720   |    542,319 |    2,048,424 |   1,055,776   |     243,312 |  12,362,079 |  16,286,630|
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|------------|
|Capital Expenditure         |  |      -      |       -    |       35,945 |         -     |        -    |        -    |      35,945|
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|------------|
|Depreciation & amor.        |  |       744   |     70,418 |       25,831 |       1,205   |       9,865 |     274,688 |     382,751|
|----------------------------|--|-------------|------------|--------------|---------------|-------------|-------------|------------|


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

As of June 30, 2002, the Company had a total of eleven (11) employees, all of which were employed full-time.

On May 16, 2002, the Company announced the discontinuation of CastPro's operations in the downtown Los Angeles facility in accordance with a new strategic plan to eliminate non-productive overhead. Thaon Communications, Inc. has consolidated its operations with Prime Time and PTD in the San Luis Obispo office. It is estimated these measures will result in a reduction of overhead expenditures of approximately $650,000 annually.

Results of Operations

The following sections discuss the results of operations for the second quarter ended June 30, 2002 compared to the results of operations for the second quarter ended June 30, 2001 and for the six months ended June 30, 2002 compared to the results of operations for the six months ended June 30, 2001.

Second Quarter 2002 Vs. Second Quarter 2001. Net revenue for the second quarter ended June 30, 2002 amounted to $632,224 compared to net revenue of $7,918,035 for the second quarter ended June 30, 2001. The decrease in sales for the second quarter is attributable to the lost revenues associated with the business that was lost due to the resignation of the two executives at PTMS as previously reported. Gross profit for the second quarter ended June 30, 2002 totaled $247,106 compared to gross profit of $678,437 for the second quarter ended June 30, 2001. The net loss before dividends appropriation for Preferred stockholders for the second quarter ended June 30, 2002 amounted to $133,988 verses a net loss of $782,826 in the second quarter ended June 30, 2001. The net loss of $133,988 for the quarter can be attributed to the cash and non cash expenses associated with overhead costs, consulting costs, an extraordinary gain from forgiveness of debt and the lost profit opportunities associated with the business that was lost due to the resignation of the two executives at PTMS as previously reported. On a per share basis, the basic and diluted net operating loss attributable to common stock was $.00 for the quarter ended June 30, 2002 as compared to $.01 for the quarter ended June 30, 2001.

Six Months 2002 Vs. Six Months 2001. Net revenue for the six months ended June 30, 2002 amounted to $1,174,506 compared to net revenue of $17,218,596 for the six months ended June 30, 2001. The decrease in sales for the six months is attributable to the lost revenues associated with the business that was lost due to the resignation of the two executives at PTMS as previously reported. Gross profit for the six months ended June 30, 2002 totaled $449,932 compared to gross profit of $1,431,428 for the six months ended June 30, 2001. The net loss before dividends appropriation for Preferred stockholders for the six months ended June 30, 2002 amounted to $838,342 verses a net loss of $1,134,298 in the six months ended June 30, 2001. The net loss of $838,342 for the six months can be attributed to the cash and non cash expenses associated with overhead costs, consulting costs, and the lost profit opportunities associated with the business that was lost due to the resignation of the two executives at PTMS as previously reported. On a per share basis, the basic and diluted net operating loss attributable to common stock was $.01 for the six months ended June 30, 2002 as compared to $.02 for the six months ended June 30, 2001.

Liquidity and Capital Resources

As of June 30, 2002, Thaon had $74,405 in cash and cash equivalents, a decrease of $4,908 from December 31, 2001. Accounts Receivable at June 30, 2002 totaled $48,363 compared to $112,750 at December 31, 2001. Inventory at June 30, 2002 was $264,728 verses $319,784 on December 31, 2001. Thaon experienced negative cash flow from operating activities of $197,754 for the six months as compared to negative cash flow of $99,359 for the six month period ended June 30, 2001 . The net loss for the six months of $924,142 was partially offset by the sale of the company's common stock on a private placement basis of $142,499 and payment of compensation and services with common stock in the amount of $707,523. Net investing activities during the six month period were outflows of $1,573 as compared to inflows of $112,905 for the six month period ended June 30, 2001. Net Property and Equipment of $394,538 at June 30, 2002 compares to $461,853 at December 31, 2001 and consists of computer equipment, office equipment and web cast production equipment. The decrease is due to normal depreciation expenses. It is not anticipated that capital expenditures will increase substantially in future periods.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 26, 2002, Olympic Town LLC sued the company for lease payments on the office space vacated due to the discontinuation of operations at the Los Angeles facility. The plaintiff alleges that amounts owing include back rent, additional security on stock issued for prepaid lease amounts, and lease payments for the remaining lease duration. The Company answered the complaint on July 26, 2002 denying the allegations.

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

As a result of the Jones and Cody litigation, which was fully and finally settled on November 5, 2001, the Company is entitled to receive $450,000 from Jones, Cody and Media Maverick pursuant to a promissory note. The note is payable in monthly installments which shall be the greater of an increasing monthly minimum or a percentage of revenue generated by Jones, Cody and Media Maverick in the direct response television industry. Such amounts are expected to provide the Company with extra capital resources for at least the next 24 months. Although the Company is optimistic it will receive payments under this note, no assurances can be given regarding either the size or frequency of any such payments. The Company received minimum payments as due through May 2002, but has not received payments for the subsequent months and has notified Jones, Cody and Media Maverick that it believes that they are in default of the agreement. The Company is currently assessing its options with regard to legal action to enforce the remedies afforded under the default clause of the settlement agreement.

Castpro has been in negotiation with the Internal Revenue Service (IRS) regarding unpaid employment tax deposits, penalties, and interest for the tax year 2000 and first and second quarters of 2001. An Offer in Compromise has been presented to the IRS to reduce the liability substantially and CastPro awaits further determination regarding acceptance of our offer. No legal proceedings, liens, or attachments have been made or notification of any additional action has been received. The full amount of the liability was recorded in the financial statements for the year 2001. In addition, the company has been notified by the Employment Development Department of the State of California
(EDD) that unpaid employment taxes, penalties, and interest are owed. Initial contact has been made regarding the debt, but no formal action toward compromise has been taken. No legal proceedings, liens, or attachments have been made or notification of any additional action has been received. The full amount of the liability was recorded in the financial statements for the year 2001. Castpro has made all employment tax deposits from third quarter 2001 to the current date.

Item 2.  Exhibit and Reports on Form 8-K

Exhibits.  The following exhibits are attached hereto.

EXHIBIT
NO.         DESCRIPTION
---         -----------
3.1         Articles  of  Incorporation
3.2         Bylaws
10.1        September 30, 2001 Settlement Agreement and Mutual Release by and
            between the Company, Prime Time, Media Maverick, Central Coast
10.2        September 30, 2001 Stock Transfer Agreement by and among the
            Company, Mark Jones and Chuck Cody
10.3        September 30, 2001 Promissory Note by Mark Jones payable to Prime
            Time Sports TV in the amount of $15,544.33
10.4        September 30, 2001 Promissory Note by Chuck Cody payable to Prime
            Time Sports TV in the amount of $37,500.00
10.5        September 30, 2001 Promissory Note by Mark Jones and Chuck Cody
            payable to Prime Time Sports TV in the amount of $450,000.00
99.1        Certificate of Chief Executive Officer pursuant to
            18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
99.2        Certificate of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes -
            Oxley Act of 2002.

Reports on Form 8-K. The Company filed zero (1) Forms 8-K during the quarter ended June 30, 2002.





Item 5.  Subsequent events.

On July 3, 2002, the Company announced the acquisition of 100% of the stock of The Clover, Inc., a Nevada corporation. The Clover, Inc. is doing business as Ascent, Inc. and is active in the direct response marketing and advertising industry, providing project development and management consulting and media placement services to companies utilizing or planning to utilize direct response marketing to drive their businesses.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THAON COMMUNICATIONS, INC.



Date:    August 14, 2002           By:     /s/ Adam Anthony
                                        ---------------------------------
                                           Adam Anthony, Chief Executive Officer

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

10.2              *        September 30, 2001 Stock Transfer Agreement by and
among the Company, Mark Jones and Chuck Cody

10.3              *        September 30, 2001 Promissory Note by Mark Jones
payable to Prime Time Sports TV in the amount of $15,544.33

10.4              *        September 30, 2001 Promissory Note by Chuck Cody
payable to Prime Time Sports TV in the amount of $37,500.00

10.5              *        September 30, 2001 Promissory Note by Mark Jones and
Chuck Cody payable to Prime Time Sports TV in the amount of $450,000.00

99.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

* incorporated by reference from previous filings.