Form 10QSB
period 2002-09-30
THAON COMMUNICATIONS INC
filed 2002-11-19
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002


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

            130 S. Halcyon St, Ste C4 Arroyo Grande, California 93420
           ----------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

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

The number of shares of outstanding Common Stock, par value .001, outstanding as of November 14, 2002 was 133,761,589 shares.

                                Table of Contents


PART I - FINANCIAL INFORMATION................................................3

     ITEM 1.  FINANCIAL STATEMENTS............................................3

     ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION........14


PART II - OTHER INFORMATION..................................................17

     ITEM 1.  LEGAL PROCEEDINGS..............................................17

     ITEM 2.  CHANGES IN SECURITIES..........................................18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............18

     ITEM 5.  OTHER INFORMATION..............................................18

     ITEM 6.  EXHIBITS.......................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           THAON COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                     ASSETS
                                     ------

    CURRENT ASSETS:
             Cash & cash equivalents                                               $         31,445
             Accounts receivable, net                                                       141,356
             Prepaid  expenses                                                               35,081
             Note receivable - related parties                                               34,497
                                                                                   ----------------
                           Total current assets                                             242,379

    PROPERTY AND EQUIPMENT, net                                                             327,316

                                                                                   ----------------
                                                                                   $        569,695
                                                                                   ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

    CURRENT LIABILITIES:
             Accounts payable                                                      $        612,860
             Accrued expenses                                                               334,421
             Media payable                                                                3,311,576
             Deferred media revenue                                                          55,391
             Note payable-current                                                           266,309
             Notes payable-related parties                                                      345
             Advances                                                                       422,781
             Dividends payable                                                              308,882
             Customers Credits                                                               14,383
                                                                                   ----------------
                           Total current liabilities                                      5,326,948

    Note Payable - Long term                                                                177,564

    COMMITMENTS

    STOCKHOLDERS' DEFICIT
             Preferred stock, authorized shares 50,000,000 (Series A through F),
               Series A convertible 6% preferred stock $1 par value,
                  authorized shares 3,000,000, issued and outstanding 500,000               500,000
               Series B convertible 6% preferred stock $1 par value,
                  authorized shares 2,000,000, issued and outstanding 140,727               140,727
               Series D convertible 6% preferred stock, $1 par value;
                  authorized shares 3,000,000, issued and outstanding 3,000,000           3,000,000
               Series E convertible 6% preferred stock, $.001 par value;
                  authorized shares 2,000,000, issued and outstanding 50,000                     50
               Series F convertible 6% preferred stock, $.001 par value;
                  authorized shares 2,000,000, issued and outstanding 70,000                     70
             Common stock, $.001 par value; authorized shares 200,000,000;
              issued 136,211,589 and outstanding 133,761,589                                136,212
             Shares to be issued, 13,333 shares of Series F preferred stock                  10,000
             Treasury Stock, 2,450,000 shares of common stock                              (285,000)
             Additional paid in capital                                                  13,626,782
             Accumulated deficit                                                        (22,063,658)
                                                                                   ----------------
                           Total stockholders' deficit                                   (4,934,817)

                                                                                   ----------------
                                                                                   $        569,695
                                                                                   ================


The accompanying notes are an integral part of these consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                       September 30,
                                                                   2002              2001              2002              2001
                                                             ---------------   ---------------   ---------------   ---------------



     Cost of revenues                                               734,142           442,573         1,458,716        16,220,864
                                                             ---------------   ---------------   ---------------   ---------------

     Gross profit                                                  (234,468)           91,655           215,464         1,521,762

     Operating expenses                                             381,100         1,603,698         1,872,519         4,136,830
                                                             ---------------   ---------------   ---------------   ---------------

     Loss from operations                                          (615,568)       (1,512,043)       (1,657,055)       (2,615,068)

     Non-operating income (expense):
               Interest expense                                      (5,175)          (20,212)          (26,441)          (27,115)
               Other                                                (35,280)           20,607            (3,512)           24,166
                                                             ---------------   ---------------   ---------------   ---------------
               Total non-operating income (expense)                 (40,455)              395           (29,953)           (2,949)
                                                             ---------------   ---------------   ---------------   ---------------

     Loss from continuing operations before income taxes
        and extraordinary item                                     (656,023)       (1,511,648)       (1,687,008)       (2,618,017)

     Income taxes                                                       292               -               4,292             4,000
                                                             ---------------   ---------------   ---------------   ---------------

     Net loss from continuing operations before
        extraordinary item                                         (656,315)       (1,511,648)       (1,691,300)       (2,622,017)

     Discontinued operations:
       Loss from operations of discontinued subsidiary                  -              (3,811)              -             (27,740)
                                                             ---------------   ---------------   ---------------   ---------------

     Net loss before extraordinary item                            (656,315)       (1,515,459)       (1,691,300)       (2,649,757)

     Extraordinary item -gain on settlement of debts                  1,009                -            197,652               -
                                                             ---------------   ---------------   ---------------   ---------------

     Net loss                                                      (655,306)       (1,515,459)       (1,493,648)       (2,649,757)

     Dividend requirement for preferred stock                       (55,282)          (46,250)         (141,082)         (118,750)
                                                             ---------------   ---------------   ---------------   ---------------

     Net loss applicable to common shareholders              $     (710,588)   $   (1,561,709)   $   (1,634,730)   $   (2,768,507)
                                                             ===============   ===============   ===============   ===============

     Basic and diluted weighted average number of
         common stock outstanding                               129,910,179        65,962,044       108,700,872        62,130,918
                                                             ===============   ===============   ===============   ===============

     Basic and diluted net loss per share                    $        (0.01)   $        (0.02)   $        (0.01)   $        (0.04)
                                                             ===============   ===============   ===============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                2002             2001
                                                                          ---------------   ---------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
               Net Loss                                                   $   (1,634,730)   $   (2,768,507)
               Adjustments to reconcile net loss to net cash used in
               operating activities:
                        Depreciation and amortization                             91,001           651,795
                        Issuance of shares for compensation,
                            consulting and other services                        837,406           472,586
                        Gain on forgiveness of debts                            (197,652)              -
                        Loss on sale of assets                                    37,862               -
                        (Increase) / decrease in current assets:
                                 Accounts/Media receivable                       (28,606)          548,405
                                 Inventory                                       319,784            68,455
                                 Prepaid expenses                                 56,718           334,575
                                 Deposits                                         15,949            24,794
                                 Other assets                                        -            (240,190)
                        Increase / (decrease) in current liabilities:
                                 Accounts payable                               (188,580)          288,829
                                 Accrued expenses                                (83,753)          (17,535)
                                 Media payable                                   387,208           706,227
                                 Deferred media revenue                           44,747          (962,597)
                                 Customers Credits                               (46,211)         (251,577)
                                                                          ---------------   ---------------
                        Net cash used in operating activities                   (388,857)       (1,144,740)
                                                                          ---------------   ---------------

      CASH FLOWS FROM INVESTING ACTIVITIES
                        Cash received from acquisition of business                   -             148,850
                        Decrease in notes receivable                              18,988               -
                        Cash received on disposal of assets                        6,754             4,062
                        Acquisition of property & equipment                       (1,080)              -
                                                                          ---------------   ---------------
                        Net cash provided by investing activities                 24,662           152,912
                                                                          ---------------   ---------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
                        Net proceeds from Loans                                      -             613,015
                        Incease in dividends payable                             141,082           118,750
                        Payments on notes payable                                (21,380)         (943,612)
                        Proceeds from shares to be issued                         10,000               -
                        Proceeds from issuance of stock                          186,625         1,193,620
                                                                          ---------------   ---------------
                        Net cash provided by financing activities                316,327           981,773
                                                                          ---------------   ---------------

      NET DECREASE IN CASH & CASH EQUIVALENTS                                    (47,868)          (10,055)

      CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                  79,313            32,079
                                                                          ---------------   ---------------

      CASH & CASH EQUIVALENTS, ENDING BALANCE                             $       31,445    $       22,024
                                                                          ===============   ===============

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Income taxes paid                                                   $          -      $        7,000
                                                                          ===============   ===============

      Interest paid                                                       $       13,565    $       21,100
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

Quinntal, International (California Incorporated) was formed on January 12, 1999. Quinntal, International changed its name to CastPro.com, LLC ("LLC") on August 6, 1999. The LLC was a provider of live, on-location digital web cast productions for corporations and major event marketers. The LLC specializes in streaming media production of concerts, tradeshows, interviews, sporting events and movie premiers.

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

The Company acquired 100% outstanding shares of the Clover, Inc. (AC) in June 2002 for a cash amount of $1,495. AC was formed on July 18, 2001 and on June 27, 2002, a certificate of fictitious business name was filed for conducting business as, Ascent, Inc. AC is media planning, placement and consulting Company based in California. AC had no business activity and no assets or liabilities through the acquisition date.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2001

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

was filed on April 16, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.  PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Thaon Communication, Inc. and its wholly owned subsidiaries CastPro.com. LLC, Prime Time Media Solutions, Legal Broadcast Company, EMG Visual Graphics, Inc. (2001 only), Prime Time Distribution, Inc. and Ascent, Inc. (2002 only). All significant inter-company transactions and balances have been eliminated for the nine-month periods ended September 30, 2002 and 2001.

3.  RECENT PRONOUNCEMENTS

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

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not anticipate that adoption of above pronouncements will have a material effect on our earnings or financial position.

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

The Series A convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series A convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock. The Series A convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series A convertible Preferred stock into common stock. The holders of Series A convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series A convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series A convertible Preferred stock shall have the full voting rights.

The Series B convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series B convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock. The Series B convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series B convertible Preferred stock into common stock. The holders of Series B convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series B convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series B convertible Preferred stock shall have the full voting rights.

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

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Series C, E and F convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series C, E and F convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock per each Series. The Series C, E and F convertible Preferred stock is redeemable by the corporation at any time at the rate of $0.001 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series C, E and F convertible Preferred stock into common stock. The holders of Series C, E and F convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series C, E and F convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series C, E and F convertible Preferred stock shall have the full voting rights.

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

During the period ended September 30, 2002, the Company issued 120,000 shares of Series E and F convertible preferred stock for cash amounting $37,500 and $52,500, respectively.

During the period ended September 30, 2002, the Company issued total of 140,727 shares of Series B convertible preferred stock; 27,819 for services amounting $27,819 and 20,000 shares for compensation amounting $20,000, and 92,908 shares for cash amounting $69,681.

In August 2002, the Company converted 6,000,000 shares of Common stock to 690,000 shares of series D convertible preferred stock of the Company.

As of September 30, 2002, the Company has cash received in the amount of $10,000 for 13,333 shares of Series F preferred stock to be issued.

Common stock

During the period ended September 30, 2002, the Company issued common stocks in exchange of various services to following parties:

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 2,702,222 shares of common stock for board of directors' compensation amounting $45,618. The Company issued 31,533,344 shares of common stock for legal and consulting service amounting $608,727. The Company issued 1,176,027 shares of common stock for equipment rental amounting $8,820. The company issued 4,331,009 shares of common stock to various employees for compensation amounting $83,242. During the nine month period ended September 30, 2002, the Company issued 4,995,978 shares of its common stock for cash amounting $32,943. The company issued 6,043,887 shares of common stock for promotional purpose amounting $82,483. The Company issued 6,244,250 shares of common stock valued at $66,082 for the settlement of a note payable amounting $79,082. The difference of the note and the value of stock issued, amounting $13,000 was recorded as an extraordinary gain.

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

The cash flow statements do not include following non-cash investing and financing activities pertaining to the 9 month period ending September 30, 2001:

The Company issued 2,702,222 shares of common stock for board of directors' compensation amounting $45,618. The Company issued 31,533,344 shares of common stock for legal and consulting service amounting $608,727. The Company issued 1,176,027 shares of common stock for equipment rental amounting $8,820. The company issued 4,331,009 shares of common stock to various employees for compensation amounting $83,242. The company issued 6,043,887 shares of common stock for promotional purpose amounting $82,483. The Company issued 6,244,250 shares of common stock valued at $66,082 for the settlement of a note payable amounting $79,082.

6.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and nine month periods ended September 30, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

7.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $22,063,658 including net losses applicable to common shareholders of $1,634,730 and $2,768,507 for the nine-month periods ended September 30, 2002 and 2001, respectively. The total shareholders' deficit amounted to $4,934,817 on September 30, 2002. The continuing losses have adversely affected the liquidity

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2002, towards (i) obtaining additional equity financing (see note 4) (ii) controlling of salaries and general and administrative expenses and (iii) management of accounts payable

8.  CONTINGENCY

Litigation settled

Two of the shareholders of the Company filed an action against the Company and certain individuals connected therewith. The complaint sought relief for breach of contract, specific performance, breach of fiduciary duty, intentional interference with stock transfer rights, negligent interference with stock transfer rights and injunction. Subsequently, one of the shareholder released the claim. On August 19, 2002, this case was settled with $75,000 of free trading stock of the Company owned by the president of the Company.

Pending litigation

The landlord of the building where the corporate office was located filed a Complaint against the Company for the unpaid rental payments and overvalued stock security paid for prepaid rent. The Company filed a response with the court denying all allegations. The management believes that maximum potential additional liability from the overvalued stock security is $100,000. The unpaid rent liability has been accrued in the financial statements.

9.  RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.

10. SUBSEQUENT EVENT

In October 2002, the Company signed a Letter of Intent to acquire a medical billing and practice management company. According to the Letter of Intent, the acquisition is subject to the condition that the Company is able to resolve outstanding legal, creditor and capital structure issues to the satisfaction of the parties. Upon completion of the acquisition, the current management of the Company will step down and hand the reins over to a new management team headed by the acquired Company's president.

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On November 6, 2002, CastPro.com, LLC (LLC), one of the Company's subsidiaries, filed Chapter 7 bankruptcy case. The Company's financial position would have been as follows if CastPro.com, LLC was excluded as of September 30, 2002;

                  Current assets              $  242,044
                  Fixed assets                $  274,792
                  Current liabilities         $4,446,545
                  Long Term liabilities       $  177,564


11. DISPOSAL OF A SUBSIDIARY

On October 1, 2001, the Company sold EMG Visual Graphics, Inc, dba Eclipse Marketing Group to its previous owner. The Company received 450,000 shares of its common stock from EMG Visual Graphics, Inc. for the consideration. The Company recorded the shares it received at the market for such number of shares at a total amount of $45,000. EMG was incorporated on June 6, 1996 in the State of California under the name of EMG Visual Graphics, Inc. The Company is following the guidance of APB No. 30 in the accounting for and disclosure of this disposal. The losses from operations of this discontinued division is presented on the face on the Statement of Operations for all periods presented. There are no applicable corresponding income tax effects, which applied to this disposal.

12. SEGMENT INFORMATION

In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements. The Company is a holding company that is comprised of five operating subsidiaries: LLC, PTMS, PTD, LBC and Ascent. The LLC specializes in streaming media production of concerts, tradeshows, interviews, sporting events and movie premiers. PTMS is a diversified media company specializing in reaching targeted audiences. PTD is a direct marketing company. LBC provides law firms, corporations and insurance companies with service of the creation, review, storage, and presentation of video, including the video documentation and storage of legal depositions.

Following is a summary of segmented information for the period ended September 30, 2002:



|-----------------------------|--|----------|------------|-----------|-----------|----------|-------------|-------------|
|                             |  |   LLC    |    PTMS    |    PTD    |    LBC    |  Ascent  | Unallocated |  Total      |
|-----------------------------|--|----------|---- -------|----- -----|-----------|----------|-------------|-------------|
| Sales                       |  | $  5,665 | $  748,719 | $ 297,318 | $ 489,378 | $133,100 |       -     | $ 1,674,180 |
|-----------------------------|--|----------|------------|-----------|-----------|--- ------|-------------|-------------|
| Operating loss/(gain)       |  |  223,472 |    418,394 |    91,160 |     5,955 |   (4,412)|   922,486   |   1,657,055 |
|-----------------------------|--|----------|------------|-----------|-----------|----- ----|-------------|-------------|
| Total Assets                |  |   52,859 |    161,124 |    14,796 |   204,457 |   66,237 |    70,222   |    569,695  |
|-----------------------------|--|----------|------------|-----------|-----------|----------|-------------|-------------|
| Capital Expenditure         |  |      -   |        -   |       -   |     1,080 |      -   |      -      |       1,080 |
|-----------------------------|--|----- ----|------------|-----------|-----------|----------|-------------|-------------|
| Depreciation & amortization |  |   21,130 |     16,686 |     5,049 |    26,877 |      -   |    21,259   |      91,001 |
|-----------------------------|--|----------|------------|-----------|-----------|----------|-------------|-------------|



Following is a summary of segmented information for the period ended September 30, 2001:

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


|--------------------------|-----------|-------------|-------------|------------|-------------|-------------|
|                          |    LLC    |    PTMS     |    PTD      |     LBC    | Unallocated |   Total     |
|--------------------------|-----------|-------------|-------------|------------|-------------|-------------|
|Sales                     | $  22,456 | $16,261,113 | $ 1,169,875 | $  288,930 |        252  | $17,742,626 |
|--------------------------|-----------|-------------|-------------|------------|-------------|-------------|
|Operating loss/(gain)     |   773,282 |     603,054 |    (589,603)|        300 |  1,828,035  |   2,615,068 |
|--------------------------|-----------|-------------|-------------|------------|-------------|-------------|
|Total Assets              |   562,829 |   3,095,795 |     628,796 |    273,894 | 14,860,919  |  19,422,233 |
|--------------------------|-----------|-------------|-------------|------------|-------------|-------------|
|Capital Expenditure       |       -   |      35,945 |        -   |        -    |        -    |      35,945 |
|--------------------------|-----------|-------------|-------------|------------|-------------|-------------|
|Depreciation & amor.      |   105,618 |      38,020 |       3,686 |     19,217 |    483,246  |     649,787 |
|--------------------------|-----------|-------------|-------------|------------|-------------|-------------|


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

General

Thaon Communications, Inc., a Nevada corporation (the "Company"), was incorporated under the name Engineering Services, Inc., on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November of 1998. The Company was originally engaged in seeking and developing mining properties which operations it abandoned in 1991 becoming a dormant shell without assets or liabilities. On November 29, 1999, the Company changed its name to CastPro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of CastPro.com, LLC, a California limited liability company ("CastPro.com"). In November 2000, the Company changed its name to Thaon Communications, Inc. On December 29, 2000, the Company entered into a stock for stock exchange, whereby it acquired all of the outstanding stock of Prime Time Media Solutions, a Texas corporation (PTMS) doing business of acquiring and selling media time. On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company (LBC) in exchange for 1,000,000 shares of Series B convertible preferred stock. On May 8, 2001, the Company consummated the acquisition of EMG Visual Graphics, Inc.
(EMG) in exchange for 300,000 restricted shares of the Company's common stock. On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. ("PTD") in exchange for 500,000 restricted shares of the Company common stock. On June 27, 2002, the Company acquired 100% of the stock of The Clover, Inc. a Nevada corporation in exchange for $1,495 in cash.

The Company's current operations are conducted through its wholly owned subsidiaries, The Clover, Inc. ("Clover"), Legal Broadcast Company ("LBC"), Prime Time Distribution ("PTD") and Prime Time Media Solutions ("Prime Time").

CLOVER

Clover is active in the direct response marketing and advertising industry, providing project development and management consulting and media placement services to companies utilizing or planning to utilize direct response marketing to drive their businesses.

Clover currently services two different infomercial clients and is regularly testing new infomercials on behalf of a variety of different clients.

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

PTD

PTD is a service and fulfillment company catering to the direct marketing industry. PTD historically has provided services such as merchant banking assistance, order processing, product assembly, pick and pack, direct to consumer shipping, customer service and direct mail preparation and distribution. On September 30, 2002, the lease expired on the warehouse space where PTD performed shipping and handling services and the Company is currently contemplating whether to reopen another warehouse based on the viability of a number of fulfillment proposals it has submitted. PTD chose not to renew the lease for warehouse space based on the absence of adequate fulfillment business to justify the continued support of the overhead required to operate the center and based on other developments relating to the future core focus of the Company.


PRIME TIME

Prime Time specializes in media planning and placement services for direct response television ("DRTV") advertising. DRTV advertising refers to any advertising campaign that aims to elicit a specific, measurable response from the audience. The response can be a phone call, an email, a check in the mail or a credit card order, among other things, but it is always a direct contact with a potential customer. Prime Time's direct response advertising services are mainly associated with the program length "infomercials" widely distributed on TV. In mid 1999, Prime Time expanded its services to include the planning and placement of short form media (30, 60, 90 and 120 second advertisements).

As of September 30, 2002, the Company had a total of three (3) employees, all of which were employed full-time.

Results of Operations

The following sections discuss the results of operations for the third quarter ended September 30, 2002 compared to the results of operations for the third quarter ended September 30, 2001 and for the nine months ended September 30, 2002 compared to the results of operations for the nine months ended September 30, 2001.

Third quarter 2002 Vs. Third quarter 2001. Net revenue for the third quarter ended September 30, 2002 amounted to $499,674 compared to net revenue of $534,228 for the third quarter ended September 30, 2001. Gross profit for the third quarter ended September 30, 2002 totaled $-234,468 compared to gross profit of $91,655 for the third quarter ended September 30, 2001. The net loss before dividends appropriation for Preferred stockholders for the third quarter ended September 30, 2002 amounted to $655,306 verses a net loss of $1,515,459 in the third quarter ended September 30, 2001. The net loss of $656,306 for the quarter can be attributed to the cash and non cash expenses associated with overhead costs, consulting costs, an extraordinary gain from forgiveness of debt. On a per share basis, the basic and diluted net operating loss attributable to common stock was $.01 for the quarter ended September 30, 2002 as compared to $.02 for the quarter ended September 30, 2001.

Nine months 2002 Vs. Nine months 2001. Net revenue for the nine months ended September 30, 2002 amounted to $1,674,180 compared to net revenue of $17,742,626 for the nine months ended September 30, 2001. The decrease in sales for the nine months is attributable to the lost revenues associated with the business that was lost due to the resignation of the two executives at PTMS as previously reported. Gross profit for the nine months ended September 30, 2002 totaled

$215,464 compared to gross profit of $1,521,762 for the nine months ended September 30, 2001. The net loss before dividends appropriation for Preferred stockholders for the nine months ended September 30, 2002 amounted to $1,493,648 verses a net loss of $2,649,757 in the nine months ended September 30, 2001. The net loss of $1,634,730 for the nine months can be attributed to the cash and non cash expenses associated with overhead costs, consulting costs, and the lost profit opportunities associated with the business that was lost due to the resignation of the two executives at PTMS as previously reported. On a per share basis, the basic and diluted net operating loss attributable to common stock was $.01 for the nine months ended September 30, 2002 as compared to $.04 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2002, Thaon had $31,445 in cash and cash equivalents, a decrease of $47,868 from December 31, 2001. Accounts Receivable at September 30, 2002 totaled $141,356 compared to $112,750 at December 31, 2001. Inventory at September 30, 2002 was $0 verses $319,784 on December 31, 2001. Thaon experienced negative cash flow from operating activities of $388,857 for the nine months ended September 30, 2002 as compared to negative cash flow of $1,144,470 for the nine month period ended September 30, 2001. The net loss for the nine months of $1,634,730 was partially offset by the sale of the company's common and preferred stock on a private placement basis of $186,625 and payment of compensation and services with common stock in the amount of $837,406. Net investing activities during the nine month period were inflows of $24,662 as compared to inflows of $152,912 for the nine month period ended September 30, 2001. Net Property and Equipment of $327,316 at September 30, 2002 compares to $461,853 at December 31, 2001 and consists of computer equipment, office equipment and web cast production equipment. The decrease is due to normal depreciation expenses and sale of equipment which netted $6,754. It is not anticipated that capital expenditures will increase substantially in future periods.

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

On November 6, 2002, a Chapter 7 Bankruptcy petition was filed for Castpro.com, LLC in the United States Bankruptcy Court, Central District of California, Case Number ND02-13313-RR. The initial Meeting of Creditors is set for December 9th.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 19, 2002, a lawsuit initiated by Simon G. Talbot and Corey K. Quinn, former officers and directors of the Company, against the Company, Adam Anthony, Robert McNeill and Kevin Quinn was settled out of court. Under the terms of the settlement the lawsuit will be dismissed by the plaintiffs in exchange for $75,000 in cash or free trading stock owned by the president of the Company, payment to be made at the request of the plaintiffs, but in no case will payment be due prior to January 1, 2003.

On August 22, 2002, Woltjen Law Firm, PLLC sued the Company, Adam Anthony, Doug Mondo, Steve Aquavia, David Nelson and Robert McNeill. The plaintiff alleges that it was fraudulently induced by the Company to provide legal services by false promises of payment and that the Company is in breach of contract. The Company has answered the complaint denying the allegations.

Item 2.  Changes in Securities

During the period ended September 30, 2002, the Company issued total of 140,727 shares of Series B convertible preferred stock; 27,819 for services amounting $27,819 and 20,000 shares for compensation amounting $20,000, and 92,908 shares for cash amounting $69,681.

In August 2002, the Company converted 6,000,000 shares of Common stock to 690,000 shares of series D convertible preferred stock of the Company.

As of September 30, 2002, the Company has cash received in the amount of $10,000 for 13,333 shares of Series F preferred stock to be issued.

During the three month period ending September 30, 2002, the Company issued common stock in the following amounts:

The Company issued 702,222 shares of common stock for board of directors' compensation amounting $5,618. The Company issued 8,000,000 shares of common stock for legal and consulting service amounting $48,000. The Company issued 1,176,027 shares of common stock for equipment rental amounting $8,820. The company issued 1,000,000 shares of common stock to various employees for compensation amounting $8,000. The Company issued 1,337,738 shares of its common stock for cash amounting $4,418. The Company issued 2,461,630 shares of common stock for promotional purpose amounting $17,231. The Company issued 3,744,250 shares of common stock valued at $28,082 against an outstanding note payable.

Item 4.  Submission of Matters to a Vote of the Security Holders

On October 1, 2002, a majority of our shareholders executed a majority written consent in lieu of annual meeting to avoid the expense of holding a formal annual meeting. The majority shareholders voted "for" the following actions:

    - The re-election of the following three directors to the board of directors for a term of one year or until their successors are duly elected and qualified: Adam Anthony, Steven Aquavia and David Nelson.
    - The approval of an amendment to the Company's Articles of Incorporation to effect a one for fifty reverse stock split;
    - The authorization of the Company's sale of 85% of its stock of Legal Broadcast Company; and
    - The ratification of the appointment of Kabani & Co., Inc. as the Company's independent public accountants for the fiscal year ending December 31, 2002.

Item 5   Other Information

Conditional Letter of Intent

On September 30, 2002 the Company entered into a Conditional Letter Of Intent to acquire (a) all of the outstanding stock or (b) all assets of a medical billing and practice management company. Under the agreement, the Company must resolve outstanding legal, creditor and tax matters in order to consummate the transaction. Management believes that, if this transaction can be consummated, it will provide the Company with a greater opportunity for future growth and appreciation in shareholder value. It is anticipated that current management will step down if this transaction is completed.

Office Relocation

On May 16, 2002, the Company announced its withdrawal from the downtown Los Angeles facility in accordance with a new strategic plan to eliminate non-productive overhead. As previously reported, Thaon Communications, Inc. consolidated its operations with Prime Time and PTD in the San Luis Obispo office. On September 30, 2002, the lease expired on the office space that Thaon, Prime Time and PTD occupied in San Luis Obispo, California. The Company chose not to renew the lease and relocated to a new office in Arroyo Grande, California. The Company is currently contemplating how to proceed with the Prime Time and PTD business units in light of the pending acquisition of a medical billing and practice management company.

Bankruptcy of Subsidiary

On November 6, 2002, a Chapter 7 Bankruptcy petition was filed for Castpro.com, LLC in the United States Bankruptcy Court, Central District of California, Case Number ND02-13313-RR. The initial Meeting of Creditors is set for December 9th.

Item 6.  Exhibits.  The following exhibits are attached hereto.

EXHIBIT
NO.         DESCRIPTION
---         -----------
2.1         Magnum Financial Consulting Agreement
2.2         LBC Stock Sale Agreement


Reports on Form 8-K. The Company filed zero (0) Forms 8-K during the quarter ended September 30, 2002.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THAON COMMUNICATIONS, INC.



Date:    November 19, 2002           By:     /s/ Adam Anthony
                                        ---------------------------------
                                           Adam Anthony, Chief Executive Officer

INDEX TO EXHIBITS

         Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.


EXHIBIT  PAGE
NO.      NO.      DESCRIPTION
---      ---      -----------

3.1      *        Articles  of  Incorporation

3.2      *        Bylaws


* incorporated by reference from previous filings.