Form 10KSB
period 2002-12-31
THAON COMMUNICATIONS INC
filed 2003-04-11
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

                     Commission file number:


                           Thaon Communications, Inc.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

         Nevada                                             87-0622329
         ------                                             ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

                 130 S. Halcyon, Ste C4 Arroyo Grande, CA 93420
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (805) 547-3900
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

    Title of Each Class               Name of each Exchange on Which Registered
    -------------------               -----------------------------------------
Common Stock ($0.001 Par Value)                         OTC BB

        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

        The issuer's total consolidated revenues for the year ended December 31,
2002,  were  $1,615,486,   net  of  revenues  from  discontinued   operation  of
subsidiaries.

        The aggregate market value of the registrant's common stock, $0.001 par value held by non-affiliates was approximately $479,158, based on the closing price for the common stock on March 17, 2003. On March 17, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 9,583,173.

                                TABLE OF CONTENTS


PART I......................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS.........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY.........................................2
   ITEM 3.  LEGAL PROCEEDINGS...............................................2
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............3

PART II.....................................................................4
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........4
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......5
   ITEM 7.  FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS..........8
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.......................................31

PART III...................................................................31
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............31
   ITEM 10. EXECUTIVE COMPENSATION.........................................32
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................33
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................36
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................36

INDEX TO EXHIBITS..........................................................40

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

     On December 29, 2000, the Company acquired all of the outstanding stock of Prime Time Media Solutions ("Prime Time") in exchange for Three Million
(3,000,000) shares of its Series A Preferred Stock. On December 31, 2002, a Chapter 7 Bankruptcy petition was filed for Prime Time in the United States Bankruptcy Court, Central District of California. The initial Meeting of Creditors occurred on February 3rd, 2003. Prime Time specialized in media planning and placement providing advertisers with targeted and cost-effective exposure for their media campaigns. Prime Time maintained relationships with every major television station in the country and possessed an extensive database of information relating to the performance history of each. On July 2, 2002, key executives of Prime Time departed the company and took steps that resulted in Prime Time simultaneously losing in excess of 85% of its business. Prime Time filed suit against its former executives which resulted in an out of court settlement, but remaining management was unable to rebuild the business to a level that could effectively service the outstanding current liabilities.

     On April 10, 2001, the Company acquired Legal Broadcast Company ("LBC") in exchange for One Million (1,000,000) shares of the Company's Series B Preferred Stock. LBC provides law firms, corporations and insurance companies with quality, consistency, and reliability in the creation, review, storage, and presentation of video, particularly the documentation and storage of legal depositions. On October 1, 2002, all of the Directors and a majority of the shareholders of the Company approved the sale of 85% of the outstanding shares of LBC in exchange for 900,000 shares of the Company's Series B Preferred Stock. On February 5, 2003, the Company announced that it would award the remaining 15% of the shares it holds in LBC to the Company's shareholders of record as of February 14, 2003. The shares await distribution pending the effectiveness of an SEC registration statement filing by LBC.

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

     On June 27, 2002, the Company acquired 100% of the stock of The Clover, Inc. a Nevada corporation in exchange for $1,900 in cash. The Clover specializes in media planning and placement providing advertisers with targeted and cost-effective exposure for their media campaigns with a primary focus on media planning and placement for infomercial advertisers.

     On September 30, 2002 the Company entered into a Conditional Letter Of Intent to acquire (a) all of the outstanding stock or (b) all assets of Practice Xpert Services, Inc., a medical billing and practice management company. Under the agreement, the Company must resolve outstanding legal, creditor and tax matters in order to consummate the transaction. On March, 19, 2003, the Company entered into a definitive stock purchase agreement whereby it shall purchase 92% of the total outstanding stock of PX in exchange for a combination of the Company's common and Series C preferred stock. The closing of the transaction is conditional upon PX reviewing and approving the audited financial statements of the Company. Under the terms of the agreement, upon closing, management and control of the Company shall be transferred to the existing management of PX.

     The Company's current operations are conducted through its wholly owned subsidiaries, The Clover, Inc. ("Clover") and Prime Time Distribution ("PTD").

CLOVER

     The Clover specializes in media planning and placement services for direct response television ("DRTV") advertising. DRTV advertising refers to any advertising campaign that aims to elicit a specific, measurable response from the audience. The response can be a phone call, an email, a check in the mail or a credit card order, among other things, but it is always a direct contact with a potential customer. The Clover's direct response advertising services have mainly been associated with the program length "infomercials" widely distributed on TV but also include the planning and placement of short form media (30, 60, 90 and 120 second advertisements).

     Clover  currently  services  six  different   infomercial  clients  and  is
regularly testing new infomercials on behalf of a variety of different clients.

PTD

     PTD is a direct response marketing and distribution company. On September 30, 2002, the lease expired on the warehouse space where PTD performed shipping and handling services and the Company is currently contemplating whether to reopen another warehouse based on the viability of a number of fulfillment proposals it has submitted. PTD chose not to renew the lease for warehouse space based on the absence of adequate fulfillment business to justify the continued support of the overhead required to operate the center and based on other developments relating to the future core focus of the Company.

LBC

     The Company currently holds 15% of the total outstanding shares of Legal Broadcast Company and has announced that these shares will be distributed to all shareholders of record as of February 14, 2003 on a pro rata basis pending effectiveness of a registration statement to be filed with the SEC.

     LBC specializes in the capture, archival and presentation of legal proceedings. Utilizing trained video technicians, state of the art videoconferencing and Internet streaming technology that incorporates advanced voice recognition based automated text to video synchronization, secure Internet archiving technology and proprietary trial presentation software.

     As of March 17, 2003, the Company had a total of one employee employed full-time.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has a six-month lease for approximately 168 square feet of office space located in Arroyo Grande, California at a monthly rental of $250. The lease will expire on June 30, 2003.

ITEM 3.  LEGAL PROCEEDINGS

     The landlord of the building where the corporate office was located filed a Complaint against the Company for the unpaid rental payments and overvalued stock security paid for prepaid rent. The Company filed a response with the court denying all allegations. The case is currently scheduled for a mediation hearing and, if the case cannot be resolved through mediation by late June, it will be scheduled for trial. Management intends to do everything possible to settle the case out of court and has already issued and delivered stock toward satisfaction of the claim for the overvalued stock as per the agreement the Company has with the plaintiff. The unpaid rent liability has been accrued in the financial statements.

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

     On December 31, 2002, a Chapter 7 Bankruptcy petition was filed for PTS, TV, Inc. (Prime Time Media Solutions) in the United States Bankruptcy Court, Central District of California, Case Number ND02-13854-RR. The initial Meeting of Creditors is set for February 3rd, 2003.

     On November 6, 2002, a Chapter 7 Bankruptcy petition was filed for Castpro.com, LLC in the United States Bankruptcy Court, Central District of California, Case Number ND02-13313-RR. The initial Meeting of Creditors occurred on December 9, 2002.

     Prior to its bankruptcy filing, Castpro had been in negotiation with the Internal Revenue Service (IRS) regarding unpaid employment tax deposits, penalties, and interest for the tax year 2000 and first and second quarters of 2001. No legal proceedings, liens, or attachments have been made or notification of any additional action has been received by or assessed to Thaon in connection with this matter as of December 31, 2002. The full amount of the liability was recorded in the financial statements for the year 2001. In addition, prior to the bankruptcy filing, Castpro was notified by the Employment Development Department of the State of California (EDD) that unpaid employment taxes, penalties, and interest are owed. Initial contact was been made regarding the debt, but no formal action toward compromise had been taken. No legal proceedings, liens, or attachments have been made or notification of any additional action has been received by or assessed to Thaon in connection with this matter. The full amount of the liability was recorded in the financial statements for the year 2001. Castpro made all employment tax deposits for all subsequent quarters

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 1, 2002, a majority of our shareholders executed a majority written consent in lieu of annual meeting to avoid the expense of holding a formal annual meeting.

     On October 1, 2002, 134,021,559 shares of Common Stock were issued and outstanding. Additionally, on October 1, 2002, the Company had issued and outstanding 500,000 shares of Series A Preferred, 140,727 shares of Series B Preferred Stock, 3,000,000 shares of Series D Preferred Stock, 50,000 shares of Series E Preferred Stock and 70,000 shares of Series F Preferred Stock. Holders of the Series A, and Series E Preferred Stock have the same voting rights as the holders of the Common Stock. Each share of Series B Preferred Stock is entitled to vote ten (10) shares of Common Stock, thus allowing the holders of the Series B Preferred Stock to vote on October 1, 2002 a total of 1,137,270 shares of Common Stock on matters submitted to the Company's shareholders. Each share of Series D Preferred Stock is entitled to vote twenty-five (25) shares of Common Stock, thus allowing the holders of the Series D Preferred Stock to vote on October 1, 2002 a total of 75,000,000 shares of Common Stock on matters submitted to the Company's shareholders. Accordingly, a total of 210,791,829 shares of the Company's capital stock were entitled to vote on these matters.

     Holders of 51.5% of the outstanding capital stock entitled to vote, or 108,744,093 shares, voted in favor of the following proposals via written consent. No shares were voted against any proposal, no shares were withheld from voting on any proposals, and no broker non-votes were received regarding any of the following proposals. Accordingly, all of the following proposals were approved and adopted.

PROPOSAL NO. 1:   Approval of the minutes of the prior meetings and written
                  consents of Directors.*

PROPOSAL NO. 2:   Election of Adam Anthony as President and CEO and election of
                  Jeanene Morgan as CFO, Secretary and Treasurer.*

PROPOSAL NO. 3:   Approval of a one for fifty reverse stock split.*

PROPOSAL NO. 4:   Approval for the  Corporation  to sell 85% of the stock in
                  Legal Broadcast Company in exchange for the return of 900,000 shares of the Corporation's Series D Preferred Stock.*

PROPOSAL NO. 5:   Ratification of the appointment of Kabani & Company, Inc. as independent public accountants for the Company for the year ending December 31, 2002.*

* Discussed fully in the Company's Definitive Information Statement 14c filed on December 23, 2002 incorporated herein by reference.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter bulletin board stock market under the symbol "THON".

     The high and low closing bid and ask prices for the fiscal years 2001 and 2002, and for the period ending March 17, 2003 are as follow:

     Year     Quarter                 High              Low

     2001     First                   $2.88             $2.00
              Second                  $2.75             $0.42
              Third                   $1.39             $0.06
              Fourth                  $0.20             $0.04

     2002     First                   $0.055            $0.019
              Second                  $0.023            $0.003
              Third                   $0.009            $0.0024
              Fourth                  $0.0038           $0.0016

     Year     Quarter                 High              Low
     2003     First                   $0.12*            $0.02*


* On January 10, 2003, the Company effectuated a 1 for 50 reverse stock split. These prices reflect post-split values.

     As of March 17, 2003, there were approximately 9,583,173 shares of common stock issued and outstanding held by approximately 1,880 shareholders of record.

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

Recent Sales of Unregistered Securities

     During 2002, the Company sold 125,145 shares its Common Stock to accredited investors at an average price of $.61 per share for a total offering price of $76,440. The Offering was made pursuant to exemptions from registration including, but not limited to, Rule 506 of Regulation D and Rule 903 of Regulation S under the Securities Act of 1933. Additionally, the Company issued 288,000 shares of its Common Stock for consulting services.*

     * On January 10, 2003, the Company effectuated a 1 for 50 reverse stock split. These prices and share quantities reflect post-split values.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward-looking Information
---------------------------

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

General
-------

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

     The Company began 2002 operating as a multidimensional media company operating on a mission to exploit opportunities resulting from the convergence of online companies, offline brick-and-mortar companies, telecoms, and traditional media markets. The Company earned revenues through client services fees and was working to expand its activities in the area of the creation, development and distribution of proprietary and traditional forms of entertainment and educational content. The Company's corporate family was based on a business model that joins brick and mortar companies with the development of advanced technologies that can be practically applied in the marketplace. The Company's operations at the outset of 2002 consisted of operations conducted through its wholly owned subsidiaries, CastPro, Prime Time, LBC, and PTD.

     In May of 2002, began taking steps to divest from all non-profitable subsidiaries. All studio and webcasting operations in Los Angeles were closed down and the Company consolidated its offices to San Luis Obispo, California. The board of directors authorized management to retain an attorney to prepare Chapter 7 Bankruptcy filings for Castpro.com, LLC and Prime Time Media Solutions. Prime Time had failed to replace revenues lost as a result of executives leaving in July of 2001 and Castpro.com was unable to achieve profitability through the provision of webcasting services.

     October 7th, 2002, the Company entered into a conditional letter of intent with Practice Xpert Services, Inc. (PX) under which, Practice Xpert agreed to be acquired by Thaon under the condition that Thaon was able to resolve a number of outstanding creditor, legal and capital structure issues to the satisfaction of the PX board. On March 19, 2003, the Company entered into a definitive Stock Purchase Agreement with PX under which, the Company shall exchange a combination of common stock and Series C Preferred stock for 92% of the outstanding common stock of PX. In addition, upon closing, current management shall transfer contral and management of the Company to the current management of PX. Closing is contingent upon PX reviewing and approving the Company's audited financial statements. Practice Xpert Services Corp. is a healthcare technology and services company in the business of developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. Its services revolve around its patent-pending, hand-held patient encounter system, PracticeXpert(TM), and includes medical billing, collections, transcription, clinical trial accruals, contracting and practice management. PracticeXpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers. PracticeXpert currently provides services to physicians in a number of states, including Alaska, California, Idaho, Washington and Nevada. It employs approximately 50 people and has grown revenues from zero in 2001 to its current annualized run rate of $3.5 million.

     The Company's current operations are conducted through its wholly owned subsidiaries, The Clover, Inc. ("Clover") and Prime Time Distribution ("PTD").

RESULTS OF OPERATIONS

     The following sections discuss the results of operations. See notes to the Consolidated Financial Statements and Independent Auditors Report for additional information.

YEAR 2002 VERSUS YEAR 2001.

     Consolidated net sales for the year ended December 31, 2002 were $1,615,486, net of revenues from discontinued operation of subsidiaries versus $17,174,720 in the year ended December 31, 2001. The consolidated net loss from continuing operations for 2002 was $1,159,853 compared to a net loss of $17,489,316 in 2001. The net losses can be attributable to decreased sales, increased overhead costs and start up expenses associated with the developmental stage period of the Company's history. In addition, loss from discontinued operations was $701,483. Dividends for preferred stock accrued but unpaid through December 31, 2002 were $386,560, payable in restricted common stock of the Company.

     Castpro had net sales of $5,665for the fiscal year 2002 versus $29,648 for 2001. Net loss of $299,502 for 2002 is attributable to lack of sales volume, costs associated with the infrastructure required to provide streaming and Internet services, and administrative costs.

     Net sales for LBC were $671,433 for the fiscal year 2002 as compared to $453,311 from the date of acquisition through the end of 2001. Net Income for LBC was $194,923 for the fiscal year 2002 as compared to a net loss of $69,094 for the period from the date of acquisition to the end of 2001.

     Net sales for PTD were $326,696 for the fiscal year 2002 versus $1,587,736, on a pro-forma basis, for 2001. PTD recorded a net loss of $31,041 for 2002 versus a net loss of $587,029 in 2001.

     Net sales for the combined companies for the year ended December 31, 2002 were $1,615,486 net of revenues from discontinued operations as compared to net sales for 2001, on a pro-forma basis, of $17,174,720. Net loss for the combined companies for the year ended 2002 were was $1,181,514 versus a net loss, on a proforma basis, for 2001 was $18,388,092 including a write off of goodwill amounting $10,740,000.

     Basic & Diluted net loss per after reverse split share for 2002 was $.90 per share versus $14.23 per after reverse split share in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had $58,913 in cash and cash equivalents, a decrease of $20,400 from the balance at December 31, 2001. During 2002, the Company experienced negative cash flow from operating activities of $177,747. The negative cash flow from operations was offset by sales of common stock of $76,440 and the sale of preferred stock of $237,491. Accounts receivable at December 31, 2002 was $306,860 versus $_112,750 accounts receivable at December 31, 2001. Property and Equipment of $144,845 (net of accumulated depreciation and amortization of $136,070) at December 31, 2002 compares to $461,853 (net of accumulated depreciation and amortization of $369,444) at December 31, 2001 and consists of computer equipment and office equipment. Loss on disposal of assets for $ 11,321 was recognized, primarily due to sale of streaming media and computer equipment.

     The Company has $430,952 in Accounts Payable and accrued liabilities as of December 31, 2002. This represents amounts due to short term creditors. Short term loans are payable in the amount of $335,066 and capital leases, both short and long term obligations, exist in the amount of $78,931. The leases are for a vehicle, production equipment and office equipment and have various terms and interest rates.

ITEM 7.  FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS



                THAON COMMUNICATIONS, INC
                CONSOLIDATED BALANCE SHEET
                    December 31, 2002



                          ASSETS
CURRENT ASSETS:
         Cash & cash equivalents                                              $     58,913
         Accounts receivable                                                       306,860
         Prepaid  expenses                                                          35,785
         Note receivable - related parties                                         295,439
                                                                              ------------
                       Total current assets                                        696,997

PROPERTY AND EQUIPMENT, net                                                        144,845

ASSETS FROM DISCONTINUED OPERATION                                                 111,317

                                                                              ------------
                                                                              $    953,159
                                                                              ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable                                                     $    330,938
         Accrued expenses                                                          100,014
         Deferred media revenue                                                    201,426
         Note payable-current                                                      274,850
         Notes payable - employees                                                  60,216
         Advances                                                                  422,781
         Dividends payable                                                         386,560
         Liabilities from discontinued operations                                3,926,566
                                                                              ------------
                       Total current liabilities                                 5,703,351

Note Payable - Long term                                                            97,307

CONTINGENCIES

STOCKHOLDERS' DEFICIT
         Preferred stock,  authorized  shares  50,000,000  (Series A through F),
           Series A convertible 6% preferred stock $1 par value,
              authorized shares 3,000,000, issued and outstanding 500,000          500,000
           Series B convertible 6% preferred stock $1 par value,
              authorized shares 2,000,000, issued and outstanding 140,727          502,697
           Series D convertible 6% preferred stock, $1 par value;
              authorized shares 3,000,000, issued and outstanding 3,000,000      3,000,000
           Series E convertible 6% preferred stock, $.001 par value;
              authorized shares 2,000,000, issued and outstanding 50,000                50
           Series F convertible 6% preferred stock, $.001 par value;
              authorized shares 2,000,000, issued and outstanding 70,000                70
         Common stock, $.001 par value; authorized shares 200,000,000;
          issued 2,724,232 and outstanding 2,675,232                               136,211
         Shares to be issued, 13,333 shares of Series F preferred stock             10,000
         Treasury Stock, 49,000 shares of common stock                            (285,000)
         Additional paid in capital                                             13,691,845
         Accumulated deficit                                                   (22,403,372)
                                                                              ------------
                       Total stockholders' deficit                              (4,847,499)

                                                                              ------------
                                                                              $    953,159
                                                                              ============

                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED 2002 AND 2001



                                                                       2002           2001
                                                                   -----------    ------------

Net revenue                                                        $ 1,615,486    $ 17,174,720

Cost of revenues                                                     1,225,732      15,871,377
                                                                   -----------    ------------

Gross profit                                                           389,754       1,303,343

Operating expenses                                                   1,737,437       7,157,726
                                                                   -----------    ------------

Loss from operations                                                (1,347,683)     (5,854,383)

Non-operating income (expense):
           Impairment of goodwill                                           --     (10,739,790)
           Impairment of assets                                        (25,092)             --
           Interest expense                                            (26,687)        (34,317)
           Bad debts expense                                                --        (752,688)
           Loss on sale of asset                                       (11,321)       (105,432)
           Other income                                                 12,518           1,409
           Gain on investment                                          241,723              --
                                                                   -----------    ------------
           Total non-operating income (expense)                        191,141     (11,630,818)
                                                                   -----------    ------------

Loss from continuing operations before income taxes
   and extraordinary item                                           (1,156,542)    (17,485,201)

Income taxes                                                             3,311           4,115
                                                                   -----------    ------------

Net loss from continuing operations before
   extraordinary item                                               (1,159,853)    (17,489,316)

Discontinued operations:
  Loss from operations of discontinued subsidiary
 (Less applicable income tax of $1,600)                               (701,483)        (27,740)
  Loss on disposal of subsidiary                                            --        (871,036)
                                                                   -----------    ------------
                                                                      (701,483)
(898,776)

Net loss before extraordinary item                                  (1,861,336)    (18,388,092)

Extraordinary item -gain on settlement of debts                        197,652              --
                                                                   -----------    ------------

Net loss                                                            (1,663,684)    (18,388,092)

Dividend requirement for preferred stock                              (310,760)       (275,800)
                                                                   -----------    ------------

Net loss applicable to common shareholders                         $(1,974,444)   $(18,663,892)
                                                                   ===========    ============

Basic & diluted weighted average number of
    common stock outstanding                                         2,190,845       1,311,964
                                                                   ===========    ============

Basic & diluted loss per share from continuing operations          $     (0.53)   $     (13.33)
                                                                   ===========    ============

Basic & diluted loss per share from discontinued operations        $     (0.32)   $      (0.69)
                                                                   ===========    ============

Basic & diluted loss per share for extraordinary item              $      0.09    $       0.00
                                                                   ===========    ============

Basic & diluted loss per share for dividents for preferred stock   $     (0.14)   $      (0.21)
                                                                   ===========    ============

                                                                   -----------    ------------
Basic & diluted net loss per share                                 $     (0.90)   $     (14.23)
                                                                   ===========    ============


                                        9

THAON COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                   Preferred stock                 Common Stock
                                                             -----------------------------------------------------------------------
                                                              Number of                     Number of                Additional
                                                               shares         Amount         shares         Amount   paid in capital
                                                             -----------   ------------    ----------     ---------  ---------------

Balance, December 31, 2000                                     2,000,000   $  2,000,000     1,185,820     $  59,294    $  4,008,706

Issuance of common stock for cash                                     --             --       116,047         5,799       1,336,292

Issuance of common stock for  services                                --             --       226,199        11,310       2,046,204

Issuance of common stock for compensation                             --             --        22,459         1,123         164,590

Acquisition of subsidiary (LBC)                                1,000,000      1,000,000        14,840           742       3,319,418

Acquisition of subsidiary (EMG)                                       --             --         9,000           450         971,550

Acquisition of subsidiary (PTD)                                       --             --        10,000           500         804,500

Conversion of preferred stock to common stock                   (690,000)      (690,000)      120,000         6,000         684,000

Issuance of Preferred stock for settlement of debt               500,000        500,000            --            --              --

Beneficial conversion feature on preferred stock                      --             --            --            --         108,000

Investor's 17,913 shares of common stock
  to be cancelled                                                     --             --            --            --              --

Cash received for 12,400 shares of common stock
  to be issued                                                        --             --            --            --              --

Acquisition of  treasury stock,  40,000 shares
   of common stock in exchange of assets                              --             --            --            --              --

Acquisition of  treasury stock,  9,000 shares
  of common stock, for disposal of a subsidiary                       --             --            --            --              --

Net Loss for the year ended December 31, 2001                         --             --            --            --              --
                                                              ----------   ------------    ----------     ---------    ------------
Balance, December 31, 2001                                     2,810,000      2,810,000     1,704,364        85,218      13,443,260

Issuance of common stock for cash                                     --             --       125,145         6,257          32,433

Issuance of common stock for  services                                --             --       752,006        37,600         607,871

Issuance of common stock for compensation                             --             --        86,620         4,331          78,911

Issuance of common stock for note payment                             --             --       124,885         6,244          59,838

Issuance of common stock for investment                               --             --        51,212         2,561          19,316

Issuance of preferred stock for cash                             316,655        196,775            --            --          40,716

Issuance of preferred stock for service                          138,904        138,904            --            --          (1,000)

Issuance of preferred stock for compenssation                    167,138        167,138            --            --           2,500

Conversion of common stock to preferred stock                    690,000        690,000      (120,000)       (6,000)       (684,000)

Cash received for 13,333 shares of preferred
  stock to be isssued                                                 --             --            --            --              --

Beneficial conversion feature on preferred stock                      --             --            --            --          92,000

Net Loss for the year ended December 31, 2002                         --             --            --            --              --

                                                             -----------   ------------    ----------     ---------  ---------------
Balance, December 31, 2002                                     4,122,697   $  4,002,817     2,724,232     $ 136,211    $ 13,691,845
                                                             ===========   ============    ==========     =========  ===============


THAON COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                                       Total
                                                         Stock to be   Stock to be      Treasury     Accumulated   stockholders'
                                                           issued       cancelled        stock         deficit     equity (deficit)
                                                         -----------   ------------    ----------    ------------  ----------------
Balance, December 31, 2000                               $     --      $    --         $    --       $(1,759,284)  $     4,308,716

Issuance of common stock for cash                              --           --              --              --           1,342,091

Issuance of common stock for  services                         --           --              --              --           2,057,514

Issuance of common stock for compensation                      --           --              --              --             165,713

Acquisition of subsidiary (LBC)                                --           --              --              --           4,320,160

Acquisition of subsidiary (EMG)                                --           --              --              --             972,000

Acquisition of subsidiary (PTD)                                --           --              --              --             805,000

Conversion of preferred stock to common stock                  --           --              --              --                 --

Issuance of Preferred stock for settlement of debt             --           --              --              --             500,000

Beneficial conversion feature on preferred stock               --           --              --              --             108,000

Investor's 17,913 shares of common stock
  to be cancelled                                              --          (72,140)         --              --             (72,140)

Cash received for 12,400 shares of common stock
  to be issued                                               34,390         --              --              --              34,390

Acquisition of  treasury stock,  40,000 shares
   of common stock in exchange of assets                       --           --          (240,000)           --            (240,000)

Acquisition of  treasury stock,  9,000 shares
  of common stock, for disposal of a subsidiary                --           --           (45,000)           --             (45,000)

Net Loss for the year ended December 31, 2001                  --           --              --       (18,669,644)      (18,669,644)
                                                         -----------   ------------    ----------    ------------  ----------------
Balance, December 31, 2001                                   34,390        (72,140)     (285,000)    (20,428,928)       (4,413,200)

Issuance of common stock for cash                           (34,390)        72,140          --              --              76,440

Issuance of common stock for  services                         --           --              --              --             645,471

Issuance of common stock for compensation                      --           --              --              --              83,242

Issuance of common stock for note payment                      --           --              --              --              66,082

Issuance of common stock for investment                        --           --              --              --              21,877

Issuance of preferred stock for cash                           --           --              --              --             237,491

Issuance of preferred stock for service                        --           --              --              --             137,904

Issuance of preferred stock for compenssation                  --           --              --              --             169,638

Conversion of common stock to preferred stock                  --           --              --              --               --

Cash received for 13,333 shares of preferred
  stock to be isssued                                        10,000         --              --              --              10,000

Beneficial conversion feature on preferred stock               --           --              --              --              92,000

Net Loss for the year ended December 31, 2002                  --           --              --        (1,974,444)       (1,974,444)

                                                         -----------   ------------    ----------    ------------  ----------------
Balance, December 31, 2002                               $   10,000    $    --         $(285,000)   $(22,403,372)  $    (4,847,499)
                                                         ===========   ============    ==========    ============  ================



                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED 2002 AND 2001



                                                                                     2002           2001
                                                                                 -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
              Net Loss                                                           $(1,663,684)   $(18,388,092)
              Adjustments to reconcile net loss to net cash used in
              operating activities:
                           Depreciation and amortization                              61,918         891,403
                           Loss on disposal of segment                                    --         871,036
                           Loss on disposal of asset                                  11,321          91,060
                           Impairment of goodwill                                         --      10,739,790
                           Impairment of assets                                       25,092
                           Write-off of receivables                                       --         752,688
                            Issuance of shares for compensation,
                               consulting and other services                       1,036,255       2,223,227
                           Gain on settlement of debts                              (197,652)             --
                           (Increase) / decrease in current assets:
                                         Accounts/Media receivable                  (194,110)      1,880,988
                                         Inventory                                   319,784         158,235
                                         Prepaid expenses                             32,840         483,206
                                         Deposits                                      7,370          88,728
                                         Other assets                                     --          11,229
                           Assets from discontinued operation                        221,485          (6,873)
                           Increase / (decrease) in current liabilities:
                                         Accounts payable                              9,222         462,043
                                         Accrued expenses                            (93,314)        268,372
                                         Media payable                                    --        (304,327)
                                         Deferred media revenue                      201,426        (988,228)
                                         Customer credits                                 --        (221,177)
                           Liabilities from discontinued operation                    44,300              --
                                                                                 -----------    ------------
                           Net cash used in operating activities                    (177,747)       (986,692)
                                                                                 -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
                           Cash received from acquisition of business                     --         148,850
                           Cash received on disposal of assets                         6,754              --
                           Acquisition of property & equipment                       (28,768)        (85,233)
                                                                                 -----------    ------------
                           Net cash provided by (used in) investing activities       (22,014)         63,617
                                                                                 -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                           Net proceeds from notes receivable                             --         302,964
                           Payments on notes payable                                (137,697)       (609,479)
                           Payments for shares to be cancelled                            --         (72,140)
                           Proceeds from shares to be issued                          10,000              --
                           Proceeds from issuance of stock                           313,931       1,342,091
                                                                                 -----------    ------------
                           Net cash provided by financing activities                 186,234         963,436
                                                                                 -----------    ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   (13,527)         40,361

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                            72,440          32,079
                                                                                 -----------    ------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                          $    58,913    $     72,440
                                                                                 ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                                $       800    $      7,000
                                                                                 ===========    ============

Interest paid                                                                    $    16,206    $     30,990
                                                                                 ===========    ============

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SEGMENTS

The Company was originally incorporated under the name Engineering Services, Inc. (a Nevada Corporation), on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November of 1998. On November 29, 1999, the Company changed its name to CastPro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of Castpro.com, LLC, a newly organized California corporation formed to conduct the web cast business, in exchange for the issuance of 160,000 additional shares of its Common Stock. On December 29, 2000, the Company entered into a stock for stock exchange, whereby it acquired all of the outstanding stock of Prime Time Media Solutions, a Texas corporation (PTMS) doing business of acquiring and selling media time. On November 27, 2000, the Company changed its name to Thaon Communications, Inc. On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company (LBC) in exchange for 1,000,000 shares of Series B convertible preferred stock. On May 8, 2001, the Company consummated the acquisition of EMG Visual Graphics, Inc. (EMG) in exchange for 6,000 restricted shares of the Company's common stock. On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. ("PTD") in exchange for 10,000 restricted shares of the Company common stock.

Quinntal, International (California Incorporated) was formed on January 12, 1999. Quinntal, International changed its name to CastPro.com, LLC ("LLC") on August 6, 1999. The LLC was a provider of live, on-location digital web cast productions for corporations and major event marketers. The LLC specializes in streaming media production of concerts, tradeshows, interviews, sporting events and movie premiers. On November 6, 2002, a chapter 7 bankruptcy was filed for CastPro.com.

PTMS was formed on May 23, 1996. PTMS is a diversified media company specializing in reaching targeted audiences. PTMS buys media time from various broadcasting networks and sells to its clients. PTMS markets products and services, which it develops, licenses exclusively or distributes for third parties, utilizing network and cable television, radio, newspapers, magazines, and the Internet. On December 31, 2002, a chapter 7 bankruptcy was filed for PTMS.

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

PTD was incorporated in the state of Nevada on March 5, 1999. PTD was doing business as Kryptolight International. PTD ceased its operating activities during the year 2002.

The Company acquired 100% outstanding shares of the Clover, Inc. (AC) in June 2002 for a cash amount of $1,900. AC was formed on July 18, 2001 and on June 27, 2002, a certificate of fictitious business name was applied for conducting business as, Ascent, Inc. AC is media planning, placement and consulting Company based in California. AC had no business activity and no assets or liabilities through the acquisition date.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Thaon Communication, Inc. and its wholly owned subsidiaries CASTPRO.COM, LLC, Prime Time Media Solutions, Legal Broadcast Company, and Prime Time Distribution, Inc. All significant inter-company transactions and balances have been eliminated for the years ended December 31, 2002 and 2001.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents
-------------------------

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Property & Equipment
--------------------

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the double declining balance or straight line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. The Company evaluated the value of tangible assets and wrote off $25,092 as impairment of assets during the year ended December 31, 2002.

Goodwill
--------

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

Deferred media revenue
----------------------

Deferred media revenue represents media time invoiced to the customers but to be aired in the subsequent year. The Deferred media amount as on December 31, 2002 amounted to $201,426.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances
--------

The advances are from unrelated parties, due on demand, unsecured and interest free. Advances amounted to $422,781 as on December 31, 2002.

Revenue Recognition
-------------------

Revenue is recognized when earned. Revenue represents estimated net realizable amounts from clients, third-party payers and others for services rendered and products sold. Revenue is recognized when services are performed or products are deliveref to the customers.

Income taxes
------------

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

Advertising
-----------

The Company expenses advertising costs as incurred.

Research and Development
------------------------

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

Stock-based compensation
------------------------

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

Issuance of shares for service
------------------------------

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted net loss per share
------------------------------------

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

Fair value of financial instruments
-----------------------------------

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Comprehensive income
--------------------

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no other items of comprehensive income during 2002 and 2001.

Risks and Uncertainties
-----------------------

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product and services on unsecured credit to most of its customers. Consequently, the Company's ability to collect the amounts due from customers is affected by the general economic fluctuations.

Reclassifications
-----------------

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform with report classifications of the current year.

Recent pronouncements
---------------------

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

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

4. ACCOUNTS RECEIVABLE

Accounts receivables are stated net of allowance for doubtful accounts. In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. However, no allowance was recorded at December 31, 2002 since the accounts receivable were determined to be collectible.

5. NOTES RECEIVABLE

The notes receivable are from a related Company, related through common directors and officers of a subsidiary, for exchange of securities and are due on demand, non-interest bearing and unsecured.

6. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost or fair values at the date of acquisition and, in the case of equipment under capital lease, lower of the present value of minimum lease payments or the fair value of the leased assets. Depreciation and amortization of property and equipment are computed using the double declining balance method over the following estimated useful lives:


         Equipment and Computers            5 years
         Furniture, Fixtures and Vehicles   5 years

Property and equipment consists of the following:

     Office equipment and computer               $  42,640
     Equipment                                     147,603
     Vehicles                                       90,672
                                                 ---------
                                                   280,915
     Less: accumulated depreciation                136,070
                                                 ---------
     Property & Equipment (net)                  $ 144,845
                                                 =========


7. NOTES PAYABLE

The Company has the note payables of $60,216 to employees on
December 31, 2002. The notes are non-interest bearing,
unsecured and due on demand.                                    $60,216

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has various notes payable to an unrelated
party  on December 31, 2002 totaling $202,386, which are
non interest bearing, unsecured, and due on demand.             202,386

The Company has various notes payable to an unrelated party on December 31, 2002 totaling $55,000, which bears 10% interest, unsecured, and due 2 years from the date of the note. 55,000

The Company has balance due to various banks for borrowings under credit cards totaling $35,840 on December 31, 2002. The borrowings are due on demand, unsecured and bear interest rates ranging from 9% to 20% per year. 35,840

The Company has notes payable under various capital leases
amounting  $78,931 as of December 31, 2002. The notes are
secured by the assets  being leased, bear interest rates
ranging from 10% to 17.7% and are due by various dates
through July 2008. The monthly installment ranges from $469
to $1,212. Total current portion of the capital lease
obligation is $36,624.                                           78,931
                                                                -------
                                                                         432,373
Less: Notes payable-current                            274,850
      Notes payable-employee (current)                  60,216
                                                        ------
         Total current portion                                  335,066
                                                                -------
Long term portion                                               $97,307
                                                                =======

The long term portion is payable $72,011 in 2004, 14,109 in 2005, $4,189 in 2006, $3,900 in 2007 and $3,098 in 2008.

Minimum future lease payments under capital leases as of December 31, 2002 for each of the next years and in the aggregate are:

                                                   Capital
                                                    lease
           Year Ended December 31,                  amount
           -----------------------                  ------

                   2003                             45,481
                   2004                             20,176
                   2005                             18,964
                   2006                              5,630
                   2007                              5,630
                   2008                              3,284
                                                    ------
         Total minimum lease payments               99,165
         Less: Amount representing interest         20,234
                                                    ------
         Present value of net minimum
           lease payments                         $ 78,931
                                                    ======

         Current portion of Lease Obligation      $ 36,624
         Long Term Obligation                       42,307
                                                    ------
         Total Obligation                         $ 78,931
                                                    ======

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. STOCKHOLDERS' EQUITY

Stock Split
-----------

On July 14, 2000, the Board of Directors of the Company declared a 3 for 1 forward stock split of the Company's common stock, effective July 21, 2000 for shareholders of record on July 17, 2000. On November 20, 2000, the Company affected a 2-for-1 stock split of its common stock. On October 15,2001 the company increased the number of authorized shares of common stock to 200,000,000.

Effective January 10, 2003, the Company executed a 50 to 1 reverse stock split for all shareholders of record as of January 9, 2003.

All share and per share data have been retroactively restated to reflect these stock split, change in the authorized shares.

Preferred Stock
---------------

On October 17, 2001, the Company filed its Certificate of Designation to change the issuance of preferred stock. The Company is authorized to issue 50,000,000 shares of Preferred stock, of which 8,000,000 will have a par value of $1.00 (3,000,000 shares of 6% A convertible Series, 2,000,000 shares of Series 8% B convertible Series and 3,000,000 shares of Series 6% D convertible Series) and 42,000,000 will have a par value of $0.001. 2,000,000 shares of Series C, E and Series F Preferred Stock, each, were designated with a value of $0.001. Remaining shares in the category have not been designated through this date.

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

The Series B convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, on the basis of 10 shares of common stock for each one share of Series B convertible Preferred stock being converted plus accrued and unpaid dividends. The Series B convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.00 plus accrued and unpaid dividends. The holders of Series B convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series B convertible stock are entitled to receive dividends at the rate of 8% per annum payable yearly in shares of the corporation's common stock. The Series B convertible Preferred stock shall have the full voting rights and shall vote 10 votes per share of Series B Preferred Stock held.

The Series C convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to the par value of the Series C convertible Preferred stock being converted plus accrued and unpaid dividends, divided by closing market price of the common stock, subject to a maximum of 6,000,000 shares of common stock per each Series. The Series C convertible Preferred stock is redeemable by the corporation at any time at the

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate of $.001 plus accrued and unpaid dividends. Upon receipt of notice of redemption, the holders of preferred stock will have 30 days to convert Series C convertible Preferred stock into common stock. The holders of Series C convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series C convertible stock are entitled to receive dividends at the rate of 6% per annum payable yearly in shares of the corporation's common stock. The Series C convertible Preferred stock shall have the full voting rights.

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

The Series E convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to two shares of common stock for each one share of Series E convertible Preferred stock being converted plus accrued and unpaid dividends. The Series E convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.25 plus accrued and unpaid dividends. The holders of Series E convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series E convertible stock are entitled to receive dividends at the rate of 8% per annum payable yearly in shares of the corporation's common stock. The Series E convertible Preferred stock shall have the full voting rights and shall be entitled to vote two votes for each one share of Series E Preferred Stock held.

The Series F convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to 10 shares of common stock for each one share of Series F convertible Preferred stock being converted plus accrued and unpaid dividends. The Series F convertible Preferred stock is redeemable by the corporation at any time at the rate of $1.25 plus accrued and unpaid dividends. The holders of Series F convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series F convertible stock are entitled to receive dividends at the rate of 8% per annum if paid in cash and 12% per annum if paid in common stock. The Series F convertible Preferred stock shall have the full voting rights and shall be entitled to 10 votes per share.

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

On September 10, 2001, the Company settled a debt amounting $500,000 by issuing 500,000 shares of series C convertible preferred stock of the Company. The transaction did not result in any gain or loss for the Company. On June 20, 2002, the Company cancelled 500,000 shares of Series C convertible preferred stock and issued 500,000 shares of series A convertible preferred stock in their place.

During the year ended December 31, 2002, the Company issued 120,000 shares of Series E and F convertible preferred stock for cash amounting $37,500 and $52,500, respectively.

During the year ended December 31, 2002, the Company issued total of 502,697 shares of Series B convertible preferred stock; 138,904 for services amounting $137,904 and 167,138 shares for compensation amounting $169,638, and 196,655 shares for cash amounting $147,491.

In August 2002, the Company converted 120,000 shares of Common stock to 690,000 shares of series D convertible preferred stock of the Company.

As of December 31, 2002, the Company has cash received in the amount of $10,000 for 13,333 shares of Series F preferred stock to be issued.

The Company recorded the beneficial conversion feature as preferred dividend of $108,000 on December 31, 2001. The Company recorded the beneficial conversion feature as preferred dividend of $92,000 on December 31, 2002. The conversion represents the difference of the conversion price and the common stock price on the date of issuance of the preferred stock.

Common stock
------------

In the second quarter of 2001, the Company issued 6,000 restricted shares of its common stock in connection with the acquisition of EMG Visual Graphic, 10,000 restricted shares of its common stock in connection with the acquisition of Prime Time Distribution, Inc., 8,000 restricted shares of its common stock in connection with the acquisition of LBC, 6,792 shares of its restricted common stock to a related party of LBC in exchange of settlement of debt amounting $424,500 and 3,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000.

During the year 2001, the Company issued common stock in exchange of various services and cash as follows:

During the year 2001, the Company issued 226,199 shares of common stock in exchange of various services amounting $2,057,514. The company issued 26,959 shares of common stock to various employees for compensation in the amount of $183,713. The Company issued 114,047 shares of its common stock for cash amounting $1,462,707, net of commissions paid amounting $534,177.

As of December 31, 2001, the Company had 36,137 shares of common stock to be cancelled. 8,524 shares were duplicate issuance for shares lost and 5,200 shares were for shares destroyed. 17,913 shares were to be cancelled since the refunds amounting $72,140 was made to investors and 4,500 shares were for the cancellation of salary amounting $18,000.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2001, the Company had 12,400 shares of common stock to be issued for cash received in the amount of $34,390.

During the year 2001, the company received 40,000 shares of common stock as a treasury stock for the assets returned. These shares of the common stock were issued upon purchase of the assets. The Company also received 9,000 shares of common stock upon disposal of a subsidiary. The shares were valued at the market rate of shares on the date of each transaction.

During the year ended December 31, 2002, the Company issued common stocks in exchange of various services to the following parties:

During the year 2002, the Company issued 752,006 shares of common stock in exchange of consulting services amounting $645,471. The company issued 86,620 shares of common stock to various employees for compensation amounting $83,242. The Company issued 125,145 shares of its common stock for cash amounting $76,440. The Company issued 51,212 shares of common stock for investment amounting $21,877. The Company issued 124,885 shares of common stock valued at $66,082 for the settlement of a note payable amounting $79,082. The difference of the note and the value of stock issued, amounting $13,000 was recorded as an extraordinary gain.

Issuance of shares for service
------------------------------

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Stock Options
-------------

The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. During the year ended December 31, 2001, no options were granted. In 2002, the Company issued granted options to purchase 12,000 shares of common stock to a consultant with the following terms; exercise price $1.25 per share, term 3 year and exercisable immediately.

In accordance with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," the Company recorded consulting expense of $6,000 based on the fair value of the options granted calculated using the Black-Scholes option pricing model at $0.01 per share, using the following assumptions:

         Risk-free interest rate        4.0%
            Expected life (years)       3
            Expected volatility         100%
            Expected dividends          None



A summary of option transactions during the years ended December 31, 2002 & 2001 is shown below:

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           2002         2001
-------------------------------------------------------------------------------
Number of options outstanding on January 1                 8,060        8,060
-------------------------------------------------------------------------------
Number of options granted during the year                 12,000          -
-------------------------------------------------------------------------------
Number of options expired during the year                    -            -
-------------------------------------------------------------------------------
Number of options outstanding on December 31              20,060        8,060
---------------------------------------------------------=======-------========
Number of options exercisable at December 31              20,060        8,060
-------------------------------------------------------------------------------
Weighted average exercise price per share outstanding
       and per share exercisable                           $0.46        $1.10
-------------------------------------------------------------------------------
Weighted average remaining contractual
      life of options outstanding and exercisable           2.56          9
-------------------------------------------------------------------------------



The Company adopted a Stock Option Plan (the 2001 stock option plan) on 5th December, 2001. Under the Plan, the Company may grant options to acquire two hundred thousand (200,000) after reverse split shares of its common stock, par value $0.001 (the "Stock"), from time to time to employees of the Company or its subsidiaries and other individuals, including consultants or advisors. Exercise price will be determined at the time Options will be granted. This Plan will terminate on the earlier of the date that is five (5) years from the date first appearing in this Plan or the date on which the all share is issued under the plan.

On 13th February, 2002, the Company restated its 2001 Stock Option Plan, under which, the Company may grant options to acquire four hundred thousand (400,000) after reverse split shares of its common stock, par value $0.001.

10. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the year ended December 31, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is antidilutive.

11. INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2002, the Company incurred aggregate net operating losses for tax purposes of approximately $9,966,000. Difference between financial statement and tax losses consist primarily of depreciation, which was not significant and write off of goodwill amounting $10,739,790 in 2001. The net operating loss carryforwards may be used to reduce taxable income through the year 2022. Net operating loss for carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  December 31,     December 31,
                                                      2002             2001
                                                  ------------     ------------

Tax expense (credit) at statutory rate-federal        (34)%             (34)%
State tax expense net of federal tax                   (6)               (6)
Permanent differences                                   1                 1
Changes in valuation allowance                        (39)              (39)
                                                  ------------     ------------
Tax expense at actual rate                             -                 -
                                                  ============     ============


The net deferred tax asset balance as of December 31, 2002 was approximately $3,986,000. Change in deferred tax from last year was $748,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.



12. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

(1) On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company in exchange for 1,000,000 shares of Series B convertible preferred stock. In addition, the Company issued 6,792 shares of its restricted common stock to a related party of LBC in exchange of settlement of debt amounting $424,500.

(2)  On May 8, 2001,  the  Company  consummated  the  acquisition  of EMG Visual
     Graphics, Inc. (EMG) in exchange for 6,000 restricted shares of the Company's common stock. The Company also issued 3,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000.

(3) On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. (PTD) in exchange for 10,000 restricted shares of the Company common stock.

     The cash flow statements do not include acquisition of following assets and liabilities of all the acquired companies:

                       Current assets                  $  1,096,953
                       Non-current assets              $    260,855
                       Current liabilities             $  1,794,757
                       Long term liabilities           $    176,031

(4) During the year ended December 31, 2001, the Company issued 226,199 shares of common stock in exchange of various services amounting $2,057,514. The company issued 22,459 shares of common stock to various employees for compensation amount of $165,713.

(5) During the year ended December 31, 2001, the Company settled a debt amounting $500,000 by issuing 500,000 shares of series C $1 par value convertible preferred stock of the Company.

(6) During the year 2002, the Company issued 752,006 shares of common stock in exchange of various services amounting $645,471. The company issued 86,620 shares of common stock to various employees for compensation in the amount

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     of $83,242. The Company issued 51,212 shares of common stock for investment amounting $21,877. The Company issued 124,885 shares of common stock valued at $66,082 for the settlement of a note payable amounting $79,082.

(7) During the year ended December 31, 2002, the Company issued Series B convertible preferred stock; 138,904 shares for services amounting $137,904 and 167,138 shares for compensation amounting $169,638

(8) In August 2002, the Company converted 120,000 shares of Common stock to 690,000 shares of series D convertible preferred stock of the Company.

13.  ACQUISITION

On April 10, 2001, the Company consummated the acquisition of all of the outstanding stock of Legal Broadcast Company in exchange for 1,000,000 shares of Series B convertible preferred stock. The Company also agreed to issue one share of its Class B Preferred Stock for each dollar of the LBC's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. The maximum number of shares under such arrangement could be issued is up to 1,000,000 shares Class B Preferred Stock. Under the agreement, the president of LBC received 4,000 restricted common stock of the Company and is to be issued additional 4,000 restricted common stock, six months after the closing, for taking a seat on the Management Advisory Board of the Company. Pursuant to the agreement, the Company issued 6,792 shares of its restricted common stock to a related party of LBC in exchange of settlement of debt amounting $424,500. The Company agreed to reserve 4,700 shares of its restricted common stock for issuance to individual key employees. The acquisition was accounted for by the purchase method of accounting. The results of operations of LBC and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $4,251,446.

On May 8, 2001, the Company consummated the acquisition of EMG Visual Graphics, Inc. (EMG) in exchange for 6,000 restricted shares of the Company's common stock. The Company also agreed to issue one share of its common Stock for each dollar of the EMG's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. Pursuant to the agreement, the Company issued 3,000 shares of its restricted common stock to creditors of EMG in exchange of settlement of debt amounting $150,000. The acquisition was accounted for by the purchase method of accounting. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $1,128,983. Effective October 1, 2001, the Company sold EMG Visual Graphics, Inc, dba Eclipse Marketing Group to its original owner.

On May 22, 2001, the Company consummated the acquisition of Prime Time Distribution, Inc. (PTD) in exchange for 10,000 restricted shares of the Company common stock. The Company also agreed to issue one share of its common Stock for each dollar of the PTD's pre-tax income as audited, during each of the twelve-month periods ending on December 31, 2001 and 2002. The maximum number of shares under such arrangement could be issued is up to 200,000 shares of common stock. The acquisition was accounted for by the purchase method of accounting. The results of operations of PTD and the estimated fair value of assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to goodwill amounting $1,261,244.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company revalued the goodwill of the acquired subsidiaries on December 31, 2001, and has written off all the goodwill amounting $10,739,790 based upon estimated total value of goodwill at December 31, 2001 at zero.

14. CONTINGENCIES

Contingencies:
-------------

Litigation settled
------------------

Two of the shareholders of the Company filed an action against the Company and certain individuals connected therewith. The complaint sought relief for breach of contract, specific performance, breach of fiduciary duty, intentional interference with stock transfer rights, negligent interference with stock transfer rights and injunction. Subsequently, one of the shareholders released the claim. On August 19, 2002, this case was settled with $75,000 of free trading stock of the Company owned by the president of the Company.

Pending litigation
------------------

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

A petition was filed against the Company on August 22, 2002 by a law firm for unpaid attorney fees of $58,889. To date no action has been taken in the case except the filing of a general denial on behalf of the Company. The Company is seeking to arrange a mediated settlement. The unpaid liability has been accrued in the financial statements.

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

16. DISCONTINUED OPERATIONS

On November 6, 2002, CastPro.com, LLC ("LLC"), a subsidiary of the Company filed a Chapter 7 bankruptcy and on December 31, 2002, PTMS, subsidiary of the Company filed a Chapter 7 bankruptcy. The assets and liabilities of these subsidiaries are as follows as of December 31, 2002;

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             PTMS                Castpro
                                             ----                -------
         Current assets                $     2,569           $         -
         Non current assets                108,748                     -
                                           -------               -------
         Total assets                      111,317                     -

         Account payable &
          accrued expenses               3,342,213               457,640
         Lease payable                     126,713                     -
                                         ---------               -------
                  Total liabilities    $ 3,468,926              $457,640

Total loss from these discontinued operations was $701,483 in the year ended December 31, 2002. The bankruptcy is still pending subject to the court approval.


17. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $22,403,372 including net losses of $1,974,444 and $18,663,892 for the years ended December 31, 2002 and 2001, respectively. The shareholders deficit amounted to $4,847,499 on December 31, 2002. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2002, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods. In this regard, the Company acquired 100% outstanding shares of the Clover, Inc. (AC) in June 2002 for a cash amount of $1,900. AC was formed on July 18, 2001 and on June 27, 2002, a certificate of fictitious business name was applied for conducting business as, Ascent, Inc. AC is media planning, placement and consulting Company based in California. AC had no business activity and no assets or liabilities through the acquisition date.

18. EXTRAORDINARY ITEMS

During the year ended December 31, 2002, a creditor forgave debts amounting $184,652. During the year ended December 31, 2002, the Company issued 124,885 shares of common stock valued at $66,082 for the settlement of a note payable amounting $79,082. The difference of the note and the value of stock issued, amounting $13,000 was recorded as an extraordinary gain.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19. SEGMENT INFORMATION

In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements. The Company is a holding company that is comprised of three operating subsidiaries: PTD, LBC and AC. PTD is a direct marketing company. LBC provides law firms, corporations and insurance companies with service of the creation, review, storage, and presentation of video, including the video documentation and storage of legal depositions. AC is media planning, placement and consulting Company.

Following is a summary of segment information for the year ended December 31, 2002:


                                PTD          LBC          AC        GENERAL
                            ----------   ----------   ----------   ----------

Sales                       $  326,696   $  671,433   $  617,357   $        -
Operating loss                 142,008        4,774        5,534    1,174,620
Total Assets                     7,831      547,454      227,209       59,348
Capital Expenditure                  -       28,768            -            -
Depreciation and amortization    5,049       26,257            -       30,612


Following is a summary of segment information for the year ended December 31, 2001:
                      LLC         PTMS         PTD          LBC        GENERAL
                  ----------   ----------   ----------   ----------   ----------
Sales             $   29,648  $16,293,754   $1,587,736   $  453,311   $     -
Operating loss     1,105,976      874,036      586,289       49,503    3,318,339
Total Assets         101,820    1,378,006      391,615      223,844      144,661
Capital Expenditure        0        7,048            0       24,078         -
Depreciation and
 amortization        111,095       49,694        4,788       30,682       13,475


Substantially, all of the Company's operations are domestic.

20. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and temporary cash investments. The Company grants credit to customers throughout the country. The Company performs credit checks on all new customers, and generally, requires no collateral from its customers.

                           THAON COMMUNICATIONS, INC.
                          (FORMERLY, CASTPRO.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customer:
---------------

A substantial portion of the Company's business is conducted with two major customers. Total sales to two major customers were approximately 40% and 49% of total net revenue for the years ended December 31, 2002 and 2001, respectively. The total receivable from these customers on December 31, 2002 was $127,042 and there was no receivable from the two major customers on December 31. 2001.

21. SUBSEQUENT EVENT

Effective January 10, 2003, the Company executed a 50 to 1 reverse stock split for all shareholders of record as of January 9, 2003. The accompanying financial statements have been retroactively adjusted for the reverse split.

On February 5, 2003, the Company declared dividend of 300,000 shares, which represents the Company's 15% ownership interest in Legal Broadcast Company (LBC) to its shareholders of record. The 300,000 shares represented all of the remaining interest that the Company held in LBC.

The dividend is to be for the benefit of all shareholders of record as of February 14, 2003. The record date for the dividend had previously be set as Friday, January 24, 2003. The revision was due to administrative and compliance issues and is not expected to be revised again. The payment date for the dividend is pending SEC effectiveness for the registration of the LBC shares.

On March 25, 2003, the Company announced that it has entered into a definitive agreement for the acquisition of Practice Xpert Services, Corp (PX), a private company. Under the agreement, the Company will tender a combination of common and preferred stock in exchange for 92% of the outstanding common stock of PX. In addition, upon closing, the current management of the Company will resign and turn control of the company over to the current management of PX. The transaction is expected to close sometime in early to mid April. Practice Xpert Services Corp., a healthcare technology and services company, is in the business of developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. Its services revolve around PracticeXpert's flagship patent-pending hand-held patient encounter system, PracticeXpert(TM), and include medical billing, collections, transcription, clinical trial accruals, contracting and practice management. PracticeXpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 1, 2002, the shareholders voted to ratify a proposal that the Company retain Kabani & Company, Inc. of Fountain Valley, California, as its independent accountants for the fiscal year ending December 31, 2002. Neither the Company, nor anyone on its behalf, had consulted with Kabani & Company concerning the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements. The company has no disagreements with Kabani regarding any of its accounting practices or audit opinions rendered.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of each of the current directors and executive officers of the Company are as follows:

     Name                  Age              Position
     ---------------       ---              ---------
     Adam Anthony          37               President, Chief Executive Officer
                                            and Director

     Jeanene Morgan        46               Chief Financial Officer, Secretary
                                            and Treasurer

     Steve Aquavia         31               Director

     David Nelson          61               Director


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

     JEANENE MORGAN has been chief financial officer and treasurer of the Company since February 1, 2002. Ms. Morgan has over twenty-five years of experience in accounting. For two years she was a controller for Simmons Company and served as both plant accountant and cost accountant for Precision Printing & Packaging during her four year tenure. She also was a staff accountant for Ameriserve where she supported 25 distribution centers. From February 2000 to present, Ms. Morgan has owned J. Morgan Consulting providing consulting services for such companies as Anheuser-Busch, Eriksson, and Toshiba. She has also served as controller for Prime Time Media Solutions and Prime Time Distribution since July 2001.

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

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2002, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2002, 2001 and 2000. The following table provides summary information for the years 2002, 2001 and 2000 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officers.


                           SUMMARY COMPENSATION TABLES

                                           Annual Compensation
                                 ---------------------------------------------
Name and                                                        Other Annual
Principal Position      Year     Salary (US$)    Bonus ($)    Compensation ($)
-------------------     ----     ------------    ---------    ----------------
Adam Anthony, Chief
Executive Officer       2002     (2) $72,000        - 0 -        (1) $19,600

Adam Anthony, Chief
Executive Officer       2001     (2) $72,000        - 0 -            - 0 -

James Ocon, Acting
Chief Executive
Officer                 2000         $49,460       - 0 -            - 0 -

(1) On February 6, 2002, 600,000 shares of common stock were issued for service to board for the period from January 3, 2001 to June 30, 2002 at $.02 per share for a total value of $12,000; on March 16, 2002, 288,462 shares of common stock were issued in lieu of automobile allowance at $.02 per share for a total value of 6,000; on July 8, 2002, 200,000 shares of common stock were issued for service to the board for the period from July 1, 2002 to December 31, 2002 at a price of .008 for a total value of $1,600.

(2)On October 1, 2002, 130,638 shares of Series B Preferred Stock were issued in lieu of deferred salary and housing allowance for the period from January 3, 2001 to October 1, 2002 at $.75 per share for a total value of $100,979.


                                                   Long Term Compensation
                               ----------------------------------------------------
                                         Awards                          Payouts
                               -------------------------------------   ------------

                              Restricted     Securities Underlying                      All Other
Name and Principal              Stock              Options/            LTIP Payouts    Compensation
Position              Year    Award(s)($)         SARs(#)               ($)                 ($)
------------------    ----    -----------    ----------------------    ------------    ------------

Adam Anthony, Chief
Executive Officer     2002        - 0 -               - 0 -                - 0 -           - 0 -

Adam Anthony, Chief
Executive Officer     2001        - 0 -               - 0 -                - 0 -           - 0 -

James Ocon, Acting
Chief Executive
Officer               2000        - 0 -               - 0 -                - 0 -           - 0 -




                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)
-------------------------------------------------------------------------------------------------------------------

                          Number of Securities     Percent of Total
                                Underlying         Options/SARs Granted to     Exercise of Base
Name                        Options/SARs(1)       Employeees in Fiscal Year    Price ($/Sh)        Expiration Date
---------------------     --------------------    -------------------------    ----------------    ----------------
Adam Anthony, Chief
Executive Officer                 - 0 -                     N/A                       N/A                 N/A
-------------------------------------------------------------------------------------------------------------------


Director Compensation
---------------------

     All directors receive 400,000 shares of the Company's restricted common stock. Granting occurs in equal amounts every six months. All directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. No shares have been issued for service to the board for the calendar year 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 17, 2003 the name, address, and the number of shares of the common stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 9,583,173 shares of common stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group. On January 10, 2003, the Company effectuated a 1:50 reverse stock split. The number of shares listed as beneficially owned reflect post-reverse quantities.



                    Name and Address of                Number of Shares            Percent of Class
Class of Stock      Beneficial Owner                   Beneficially Owned (1)      (1)
---------------------------------------------------------------------------------------------------
                    Cardinal Equities, LLC
                    711 S. Carson Street
Common Stock        Carson City, NV 89701              (2)  6,000,000              (6)  38.50 %
---------------------------------------------------------------------------------------------------

                    Richard Anthony
                    109 Hermosa Drive
Common Stock        Pismo Beach, CA 93449              (3)  21,054,831             (7)  68.72 %
----------------------------------------------------------------- ---------------------------------

                    BENEFICIAL OWNERS AS A GROUP
                    ============================
---------------------------------------------------------------------------------------------------
                    Executive Officers & Directors
---------------------------------------------------------------------------------------------------
                    Adam Anthony
                    276 Encanto Ave
Common Stock        Pismo Beach, CA 93449              (4)  22,438,580             (8)  70.07 %
---------------------------------------------------------------------------------------------------
                    Jeanene Morgan
                    18937 Goodvale Rd.
Common Stock        Canyon Country, CA 91351           (5)     110,891             (9)   1.14 %
---------------------------------------------------------------------------------------------------
                    David Nelson
                    850 E. Ocean Blvd., #1301
Common Stock        Long Beach, CA 90802                         8,800                    < 1 %
---------------------------------------------------------------------------------------------------
                    Steve Aquavia
                    4214 Arch Drive, #7
Common Stock        Studio City, CA 91604                       14,670                    < 1 %
---------------------------------------------------------------------------------------------------

                    ALL EXECUTIVE OFFICERS
                    & DIRECTORS AS A GROUP             (10) 49,627,772             (10)
---------------------------------------------------------------------------------------------------


     (1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

     (2) This number includes 6,000,000 shares which figure is derived based upon the presumption that Cardinal Equities, LLC converted, as of March 17, 2003, its 500,000 shares of the Company's Series A Preferred Stock to Common Stock. Holders of Series A Preferred Stock have the option, at any time, to convert their shares into the same number of fully paid and non-assessable shares of Common Stock, equal to the par value of the shares of Series A being converted plus accrued but unpaid dividends, divided by 95% of the closing price prior to conversion, subject to a maximum of 6,000,000 shares of Common Stock. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 17, 2003, Cardinal Equities, LLC had not converted any portion of his Series A Preferred Stock holdings.

     (3) This number includes 21,052,631 shares which figure is derived based upon the presumption that Richard Anthony converted, as of March 17, 2003, his 1,000,000 shares of the Company's Series D Preferred Stock to Common Stock. Holders of Series D Preferred Stock have the option, at any time, to convert their shares into the same number of fully paid and non-assessable shares of Common Stock, equal to the par value of the shares of Series D being converted plus accrued but unpaid dividends, divided by 95% of the average of the daily closing price for the five consecutive trading days prior to conversion. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 17, 2003, Mr. Anthony had not converted any portion of his Series D Preferred Stock holdings.

     (4) This number includes 21,052,631 shares and 1,366,380 shares which figures is derived based upon the presumption that Adam Anthony converted, as of March 17, 2003, his 1,000,000 shares of the Company's Series D
     Preferred Stock and his 136,638 shares of Series B Preferred Stock to Common Stock respectively. Holders of Series D Preferred Stock have the option, at any time, to convert their shares into the same number of fully paid and non-assessable shares of Common Stock, equal to the par value of the shares of Series D being converted plus accrued but unpaid dividends, divided by 95% of the average of the daily closing price for the five consecutive trading days prior to conversion. Holders of the Series B Preferred stock may, after holding the stock for one year, convert each one share of Series B Preferred into 10 shares of common stock. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 17, 2003, Mr. Anthony had not converted any portion of his Series D or Series B Preferred Stock holdings.

     (5) This number includes 108,340 shares which figure is derived based upon the presumption that Jeanene Morgan converted, as of March 17, 2003, his 10,834 shares of her Series B Preferred Stock to Common Stock. Holders of the Series B Preferred stock may, after holding the stock for one year, convert each one share of Series B Preferred into 10 shares of common stock. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 17, 2003, Ms. Morgan had not converted any portion of his Series B Preferred Stock holdings.

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

     (6) Percentage is based upon the total 9,583,173 currently outstanding shares of Common Stock combined with the 6,000,000 shares of Common Stock beneficially owned by Cardinal Equities, LLC by virtue of its right to convert the Series A Preferred Stock to Common Stock, for a presumptive total of 15,583,173 shares outstanding. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 17, 2003, Cardinal Equities, LLC had not converted any portion of its Series A Preferred Stock holdings.

     (7) Percentage is based on the total 9,583,173 currently outstanding shares of Common Stock combined with the 21,054,831 shares of Common Stock beneficially owned by Richard Anthony by virtue of his right to convert the Series D Preferred Stock to Common Stock, for a presumptive total of 30,635,804 shares outstanding. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 17, 2003, Mr. Anthony had not converted any portion of his Series D Preferred Stock holdings.

     (8) Percentage is based on the total 9,583,173 currently outstanding shares of Common Stock combined with the 22,438,580 shares of Common Stock beneficially owned by Adam Anthony by virtue of his right to convert the Series D Preferred Stock and Series B Preferred stock to Common Stock, for a presumptive total of 32,021,753 shares outstanding. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 17, 2003, Mr. Anthony had not converted any portion of his Series D or Series B Preferred Stock holdings.

     (9) Percentage is based on the total 9,583,173 currently outstanding shares of Common Stock combined with the 110,891 shares of Common Stock beneficially owned by Jeanene Morgan by virtue of her right to convert the Series B Preferred Stock to Common Stock, for a presumptive total of 9,694,064 shares outstanding. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 17, 2003, Ms. Morgan had not converted any portion of her Series B Preferred Stock holdings.

     (10) If all current shareholders of Series D Preferred stock had converted their preferred stock to common stock on March 17, 2003, it would have resulted in the company's obligation to issue 44,210,526 shares of restricted common stock. This issuance would have increased the total number of outstanding shares to 53,793,699 and would have made the current Preferred D stockholders 82.19% owners of the total outstanding shares of the company's common stock.


     The following table sets forth, as of March 17, 2003 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 4,156,030 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.




Series of Preferred          Name and Address of             Number of Shares         Percent of
      Stock                  Beneficial Owner             Beneficially Owned (1)        Class
--------------------------   --------------------------   ----------------------   ---------------
                             Cardinal Equities, LLC
                              711 S. Carson Street
Series A Preferred Stock     Carson City, NV 89701           500,000                    12%
--------------------------   --------------------------   ----------------------   ---------------
                             Richard Anthony
                             109 Hermosa St.
Series D Preferred Stock     Pismo Beach, CA 93449           1,000,000 (2)              24%
--------------------------   --------------------------   ----------------------   ---------------

                               EXECUTIVE OFFICERS
                             AND DIRECTORS
                             ==========================
--------------------------   --------------------------   ----------------------   ---------------
                             Adam Anthony
                             276 Encanto Ave
Series D Preferred Stock     Pismo Beach, CA 93449           1,000,000                  24%
--------------------------   --------------------------   ----------------------   ---------------
                             Adam Anthony
                             276 Encanto Ave
Series B Preferred Stock     Pismo Beach, CA 93449           136,638                    3.3%
--------------------------   --------------------------   ----------------------   ---------------
                             David Nelson
                             850 E. Ocean Blvd., #1301
Preferred Stock              Long Beach, CA 90802            0                          N/A
--------------------------   --------------------------   ----------------------   ---------------
                             Jeanene Morgan
                               18937 Goodvale Rd.
Series B Preferred Stock     Canyon Country, CA 91351        10,834                     < 1%
--------------------------   --------------------------   ----------------------   ---------------
                             Steve Aquavia
                               4214 Arch Drive, #7
Preferred Stock              Studio City, CA 91604           0                          N/A
--------------------------   --------------------------   ----------------------   ----------------
                            ALL EXECUTIVE OFFICERS &
                             DIRECTORS AS A GROUP            1,147,472                  27.6%
--------------------------   --------------------------   ----------------------   ----------------


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

     (2) Of these shares, 900,000 were originally issued to Adam Anthony and Richard Anthony (450,000 each) as Series A Preferred Stock in connection with the Company's acquisition of its wholly owned subsidiary, Prime Time Media Solutions ("Prime Time"). 1,100,000 of these shares were originally issued as Series A Preferred Stock to Mark Jones and Chuck Cody in connection with the Company's acquisition of Prime Time. As a result of the settlement of a lawsuit between Prime Time and Messrs. Jones and Cody, these 1,100,000 shares were returned to the Company. The Company subsequently determined that the rights and designations of the Series A Preferred Stock represented inequitable consideration for the Prime Time acquisition. At a special meeting of the Company's board of directors on October 11, 2001, the board reissued the 900,000 shares of Series A Preferred Stock to Adam Anthony and Richard Anthony as Series D Preferred Stock. The board also reissued the 1,100,000 shares of Series A Preferred Stock, which were part of the original purchase price of Prime Time, to Adam Anthony and Richard Anthony as Series D Preferred Stock. Each share of Series D Preferred Stock is entitled to vote twenty-five (25) shares of Common Stock and is convertible into the same number of fully paid and non-assessable shares of Common Stock, equal to the par value of the shares of Series D being converted plus accrued but unpaid dividends, divided by 95% of the average of the daily closing price for the five consecutive trading days prior to conversion.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibits. Exhibits required to be attached by Item 601 of Regulations S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

(b) A Form 8-K was filed on the Company's behalf on June 14, 2002 announcing Robert McNeill's resignation as a Director and Jeanene Morgan's appointment as the Company's Chief Financial Officer.

ITEM 14  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of April, 2003.
                                            Thaon Communications, Inc.

                                            By: /s/ Adam Anthony
                                               -------------------------
                                            Adam Anthony, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                 Title                            Date
         ---------                 -----                            ----


/s/ Adam Anthony       President, Chief Executive Officer,
---------------------- and Director                             April 10, 2003
Adam Anthony


/s/ Jeanene Morgan     Chief Financial Officer,
---------------------- Secretary, Treasurer                     April 10, 2003
Jeanene Morgan


/s/ Steve Aquavia      Director                                 April 10, 2003
----------------------
Steve Aquavia


/s/ David Nelson       Director                                 April 10, 2003
----------------------
David Nelson

                           CERTIFICATION OF PRESIDENT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Thaon Communications, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Anthony, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

   (1)        I have reviewed the Report;

   (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

   (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

   (4)        I and the other certifying officers of the Company:

       a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;
       b.     have  designed such disclosure   controls  and  procedures  to
              ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
       c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
       d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

   (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

   (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Adam Anthony
-----------------------------
Adam Anthony, President
April 10, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Thaon Communications, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeanene Morgan, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

   (1)        I have reviewed the Report;

   (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

   (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

   (4)        I and the other certifying officers of the Company:

       a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;
       b.     have  designed such disclosure   controls  and  procedures  to
              ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
       c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
       d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

   (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

   (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeanene Morgan
-----------------------------
Jeanene Morgan,
Chief Financial Officer
April 10, 2003

                                INDEX TO EXHIBITS
EXHIBIT  PAGE
NO. NO. DESCRIPTION

3.1      *             Articles of Incorporation of the Company.

3.2      *             Bylaws of the Company.

10.1     *

10.2                   Consulting Agreement with Magnum Financial Group

21.1     **            Subsidiaries of Registrant

23.1                   Consent of Kabani & Company

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

** Filed herewith.

                                  EXHIBIT 21.1

                              LIST OF SUBSIDIARIES
                              --------------------
                                       OF
                                       --
                           THAON COMMUNICATIONS, INC.
                           --------------------------



1. CastPro, L.L.C. was organized in California.

2. PTS TV, Inc. d/b/a Prime Time Media Solutions was incorporated in Texas.

3. Legal Broadcast Company was incorporated in Nevada.

4. Prime Time Distribution, Inc. was incorporated in Nevada.

5. The Clover, Inc. was incorporated in Nevada

                                  EXHIBIT 23.1
                           CONSENT OF KABANI & COMPANY



INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Thaon Communication, Inc.

We have audited the accompanying consolidated balance sheet of Thaon Communication, Inc., a Nevada Corporation and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thaon Communication, Inc. and subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $22,311,372 at December 31, 2002, including net losses of $1,882,444 and $18,663,892 for the years ended December 31, 2002 and 2001, respectively. The Company has shareholders deficit of $4,847,499 at December 31, 2002. These factors as discussed in Note 17 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 28, 2003

                                                                    Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Thaon Communications, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Anthony, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Adam Anthony, President
----------------------------
Adam Anthony, President
April 10, 2003

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Thaon Communications, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeanene Morgan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jeanene Morgan
----------------------------------------
Jeanene Morgan, Chief Financial Officer
April 10, 2003