Form 10QSB
period 2003-03-31
THAON COMMUNICATIONS INC
filed 2003-05-20
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________________

                    Commission file number: _________________

                           THAON COMMUNICATIONS, INC.
                           --------------------------
           (Name of Small Business Issuer as specific in its Charter)

                  Nevada                                    87-0622329
                  ------                                    ----------
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

     4130 Cahuenga Blvd, Suite 215, Toluca Lake, CA                  91602
     -----------------------------------------------                 -----
        (Address of Principal Executive Offices)                   (Zip Code)

     Issuer's telephone number, including area code:          818-655-9945
                                                              ------------

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

As of May 19, 2003, the number of shares of Common Stock outstanding was 162,995,104.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................1

ITEM 1        FINANCIAL STATEMENTS.............................................1

              Consolidated Balance Sheet as of March 31, 2003..................1

              Consolidated Statements of Operations for
              the three months ended March 31, 2003 and 2002...................2

              Consolidated Statements of Cash Flows for
              the three months ended March 31, 2003 and 2002...................3

              Notes to Consolidated Financial Statements.......................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................14

ITEM 3   CONTROLS AND PROCEDURES..............................................17

PART II - OTHER INFORMATION...................................................18

ITEM 1   LEGAL PROCEEDINGS....................................................18

ITEM 2   CHANGES IN SECURITIES................................................19

ITEM 3   DEFAULTS UPON SENIOR SECURITIES......................................19

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................19

ITEM 5   OTHER INFORMATION....................................................20

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.....................................20

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS


                           THAON COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                            ASSETS
                            ------
CURRENT ASSETS:
    Cash & cash equivalents                                        $     58,301
    Accounts receivable, net                                            185,738
    Prepaid  expenses                                                    46,400
                                                                   ------------
           Total current assets                                         290,439

PROPERTY AND EQUIPMENT, net                                              29,107

ASSETS FROM DISCONTINUED OPERATION                                      111,317

                                                                   ------------
                                                                   $    430,863
                                                                   ============


                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                               $    255,537
    Accrued expenses                                                     67,219
    Deferred media revenue                                              208,419
    Notes payable-related parties                                        19,500
    Advances                                                            422,781
    Dividends payable                                                   451,114
    Liabilities from discontinued operations                          3,926,566
                                                                   ------------
           Total current liabilities                                  5,351,136

Note Payable - Long term                                                 61,468

COMMITMENTS

STOCKHOLDERS' DEFICIT
    Preferred stock, authorized shares 50,000,000
     (Series A through F),
    Series A convertible 6% preferred stock
      $1 par value, authorized shares 3,000,000,
      issued and outstanding 500,000                                    500,000
    Series B convertible 8% preferred stock
      $1 par value, authorized shares 2,000,000,
      issued and outstanding 140,727                                    502,697
    Series D convertible 6% preferred stock,
      $1 par value; authorized shares 3,000,000,
      issued and outstanding 3,000,000                                3,000,000
    Series E convertible 8% preferred stock,
      $.001 par value; authorized shares 2,000,000,
      issued and outstanding 50,000                                          50
    Series F convertible 8% preferred stock,
      $.001 par value; authorized shares 2,000,000,
      issued and outstanding 50,000                                          50
    Common stock, $.001 par value;
      authorized shares 200,000,000; issued 9,583,178
      and outstanding 9,534,178                                         143,115
    Shares to be issued, 13,333 shares of
      Series F preferred stock                                           10,000
    Treasury Stock, 49,000 shares of common stock                      (285,000)
    Additional paid in capital                                       14,006,460
    Accumulated deficit                                             (22,859,113)
                                                                   ------------
          Total stockholders' deficit                                (4,981,741)
                                                                   ------------
                                                                   $    430,863
                                                                   ============

                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                           2003           2002
                                                                       -----------    -----------


Net revenue                                                            $   636,426    $   139,448

Cost of revenues                                                           556,782         65,592
                                                                       -----------    -----------

Gross profit                                                                79,644         73,856

Operating expenses                                                         101,268        565,977
                                                                       -----------    -----------

Loss from operations                                                       (21,624)      (492,121)

Non-operating income (expense):
           Interest expense                                                 (3,000)        (1,989)
           Gain (loss) on settlement of debts                             (116,761)        13,000
           Other                                                               669             --
                                                                       -----------    -----------
               Total non-operating income (expense)                       (119,092)        11,011
                                                                       -----------    -----------

Loss from continuing operations before income taxes                       (140,716)      (481,110)

Income taxes                                                                 2,400          1,600
                                                                       -----------    -----------

Loss from continuing operations                                           (143,116)      (482,710)

Loss from discontinued operations                                               --       (263,686)
                                                                       -----------    -----------

Net Loss                                                                  (143,116)      (746,396)

Dividend requirement for preferred stock                                   (64,554)       (42,150)
                                                                       -----------    -----------

Net loss applicable to common shareholders                             $  (207,670)   $  (788,546)
                                                                       ===========    ===========

Basic and diluted weighted average number of
                                                                       -----------    -----------
    common stock outstanding                                             6,775,068      2,018,085
                                                                       ===========    ===========

Basic & diluted loss per share from continuing operations              $     (0.02)   $     (0.24)
                                                                       -----------    -----------

Basic & diluted loss per share from discontinued operations            $      0.00    $     (0.13)
                                                                       -----------    -----------

Basic & diluted loss per share for dividends for preferred stock       $     (0.01)   $     (0.02)
                                                                       -----------    -----------

Basic & diluted net loss per share applicable to common shareholders   $     (0.03)   $     (0.39)
                                                                       ===========    ===========

                           THAON COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                             2003         2002
                                                                         -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Loss                                                        $(207,670)   $(788,546)
          Adjustments to reconcile net loss to net cash used in
          operating activities:
                    Depreciation and amortization                             3,234       31,726
                    Issuance of shares for compensation,
                        consulting and other services                        63,820      639,250
                    Gain on settlement of note payable                           --      (13,000)
                    Loss on settlement of debts                             116,761           --
                    (Increase) / decrease in current assets:
                              Accounts/Media receivable                     121,122       10,799
                              Inventory                                          --       32,967
                              Prepaid expenses                              (10,615)      46,408
                              Deposits                                           --        3,400
                    Increase / (decrease) in current liabilities:
                              Accounts payable                              (75,401)     (63,271)
                              Accrued expenses                              113,474      (36,965)
                              Media payable                                      --       28,769
                              Deferred media revenue                          6,993       17,570
                              Customer credit                                    --       14,061
                                                                          ---------    ---------
                    Net cash provided by (used in) operating activities     131,718      (76,832)
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                    Increase/ (decrease) in notes receivable                295,439       (3,029)
                    Acquisition of property & equipment                          --       (1,080)
                                                                          ---------    ---------
                    Net cash provided by (used in) investing activities     295,439       (4,109)
                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Dividends payable                                        64,554       42,150
                    Payments on notes payable                              (492,323)     (58,143)
                    Proceeds from shares to be issued                            --       28,450
                    Proceeds from issuance of stock                              --       59,046
                                                                          ---------    ---------
                    Net cash provided by (used in) financing activities    (427,769)      71,503
                                                                          ---------    ---------

NET DECREASE IN CASH & CASH EQUIVALENTS                                        (612)      (9,438)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   58,913       79,313
                                                                          ---------    ---------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                   $  58,301    $  69,875
                                                                          =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                         $      --    $      --
                                                                          =========    =========

Interest paid                                                             $      --    $   4,345
                                                                          =========    =========

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

LBC was incorporated on May 9, 2000 in the State of Nevada under the name of PASOVIDEO.COM, Inc. LBC filed a certificate of amendment to change its name to Legal Broadcast Company on March 7, 2001. LBC provides law firms, corporations and insurance companies with service of the creation, review, storage, and presentation of video, including the video documentation and storage of legal depositions. LBC offers products that provide real time interactivity and allow attorneys to view legal events such as depositions, hearings, and trials remotely over the Internet. On February 2003, the Board of Directors approved a dividend of 300,000 shares of common stock of Legal Broadcast Company ("LBC"), which represents the Company's 15% ownership interest in LBC at that time, to all of the Company's shareholders of record as of February 14, 2003, on a pro rata proportion basis. These 300,000 shares represent all of the remaining interest that the Company holds in LBC. The dividend resulted in a charge of $248,071 to the equity of the Company.

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

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into a stock purchase agreement (the "Purchase Agreement") with Practice Xpert Services Corp., a California corporation, ("Practice Xpert") engaged in the business of medical billing and practice management (note 12).

Basis of presentation
---------------------

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 was filed on April 11, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.    PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Thaon Communication, Inc. and its wholly owned subsidiaries Ascent, and Prime Time Distribution, Inc. All significant inter-company transactions and balances have been eliminated for the years ended March 31, 2003 and 2002.

3.    RECENT PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. . The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. . The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. . The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

4.    STOCKHOLDERS' EQUITY

Stock Split
-----------

On January 10, 2003, the Company executed a 50 to 1 reverse stock split for all shareholders of record as of January 9, 2003. All share and per share data have been retroactively restated to reflect these stock split.

Spin off of subsidiary
----------------------

On February 2003, the Board of Directors approved a dividend of 300,000 shares of common stock of Legal Broadcast Company ("LBC"), which represents the Company's 15% ownership interest in LBC at that time, to all of the Company's shareholders of record as of February 14, 2003, on a pro rata proportion basis. These 300,000 shares represent all of the remaining interest that the Company holds in LBC. The dividend resulted in a charge of $248,071 to the equity of the Company.

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock
---------------

On October 17, 2001, the Company filed its Certificate of Designation to change the issuance of preferred stock. The Company is authorized to issue 50,000,000 shares of Preferred stock, of which 8,000,000 will have a par value of $1.00 (3,000,000 shares of 6% A convertible Series, 2,000,000 shares of Series 8% B convertible Series and 3,000,000 shares of Series 6% D convertible Series) and 42,000,000 will have a par value of $0.001. 2,000,000 shares of Series E and Series F Preferred Stock, each, were designated with a value of $0.001. Remaining shares in the category have not been designated through this date.

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

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Series F convertible Preferred stock, at the option of the holder thereof, is convertible into fully paid share of common stock, equal to 10 shares of common stock for each one share of Series F convertible Preferred stock being converted plus accrued and unpaid dividends. The Series F convertible Preferred stock is redeemable by the corporation at any time at the rate of $ 1.25 plus accrued and unpaid dividends. The holders of Series F convertible stock shall be entitled to receive the redemption before the holders of common stock. The holders of the Series F convertible stock are entitled to receive dividends at the rate of 8% per annum if paid in cash and 12% per annum if paid in common stock. The Series F convertible Preferred stock shall have the full voting rights and shall be entitled to 10 votes per share.

As of March 31, 2003, the Company has received cash in the amount of $10,000 for 13,333 shares of Series F preferred stock to be issued.

Common stock
------------

During the period ended March 31, 2003, the Company converted 20,000 shares of series F convertible prefer stock to 200,000 shares of common stock of the Company.

During the period ended March 31, 2003, the Company issued common stocks in exchange of various services to following parties:

During the period ended March 31, 2003, the Company issued 566,241 shares of common stock as promotional & tradeshow fees amounting $37,020. The company issued 20,000 shares of common stock for consulting services amounting $1,105. The Company issued 79,583 shares of its common stock in against the building lease amounting $3,600. The Company issued 400,000 shares of common stock in exchange of video production amounting $22,095. The Company issued 5,636,725 shares of common stock valued at $257,679 for the settlement of a note payable amounting $140,918. The difference of the note and the value of stock issued, amounting $116,761 was recorded as a loss on settlement of debt in the period ended March 31, 2003.

Issuance of shares for service
------------------------------

The Company accounts for the issuance of equity instruments to acquire goods and services. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance

5.    SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

(1) During the three month period ended March 31, 2002, The Company issued 28,000 shares of common stock for board of directors' compensation amounting $28,000. The Company issued 667 shares of common stock in exchange of Legal services amounting $15,667. The Company issued 338,760 shares of common stock for consulting service amounting $474,013. The

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      company issued 83,433 shares of common stock to various employees for compensation amounting $102,790. The company issued 25,225 shares of common stock for promotional purpose amounting $42,042. The Company issued 50,000 shares of common stock valued at $38,000 for the settlement of a note payable amounting $51,000.

(2) During the period ended March 31, 2003, the Company issued 566,241 shares of common stock in exchange of promotional & tradeshow fees amounting $37,020. The company issued 20,000 shares of common stock in exchange of consulting services amounting $1,105. The Company issued 79,583 shares of its common stock in exchange of lease fees amounting $3,600. The Company issued 400,000 shares of common stock in exchange of video production fees in amounting $22,095. The Company issued 5,636,725 shares of common stock valued at $140,918 for the settlement of a note payable amounting $24,157.

(3) In March 2003, the Company converted 20,000 shares of series F convertible prefer stock to 200,000 shares of common stock of the Company.

6.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month periods ended March 31, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

7.    GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $22,859,113 including net losses applicable to common shareholders of $207,670 and $802,288 for the three-month periods ended March 31, 2003 and 2002, respectively. The total shareholders' deficit amounted to $4,981,741 on March 31, 2003. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2003, towards (i) obtaining additional equity financing (see note 4) (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods. In this regard, the Company acquired 100% outstanding shares of the Clover, Inc. (AC) in June 2002 for a cash amount of $1,900. AC was formed on July 18, 2001 and on June 27, 2002, a certificate of fictitious business name was filed for conducting business as, Ascent, Inc. AC is media planning, placement and consulting Company based in California. AC had no business activity and no assets or liabilities through the acquisition date.

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In that regard, on March 19, 2003, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Practice Xpert Services Corp., a California corporation, ("Practice Xpert") engaged in the business of medical billing and practice management. Pursuant to the Purchase Agreement, which closed on April 11, 2003, the Company purchased 92% of Practice Xpert's outstanding common stock in exchange for newly issued shares of the Company's common stock and shares of the Company's Preferred Series C stock to Jonathan Doctor, Monica Dedovich, Zima Hartz, Michael Manahan (the "Selling Shareholders"). As a group, the Selling Shareholders received 153,411,925 shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of the Company's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the current officers of the Company resigned and the board of directors appointed officers of Practice Xpert's as the Company's officers. The Company is in process of having the financial statements of Practice Xpert audited.

8.    CONTINGENCY

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

9.    DISCONTINUED OPERATIONS

On November 6, 2002, CastPro.com, LLC ("LLC"), a subsidiary of the Company filed a Chapter 7 bankruptcy and on December 31, 2002, PTMS, subsidiary of the Company filed a Chapter 7 bankruptcy. The assets and liabilities of these subsidiaries are as follows as of March 31, 2003;

                                                     PTMS           Castpro
                                                   --------        --------

          Current assets                        $     2,569       $      -
          Non current assets                        108,748              -
                                                   --------       ---------
          Total assets                              111,317              -

          Account payable & accrued expenses      3,342,213         457,640
          Lease payable                             126,713              -
                                                   --------       ---------
          Total liabilities                     $ 3,468,926       $ 457,640


Total loss from these discontinued operations was $263,686 in the three month period ended March 31, 2002. There were no operations for such entities in 2003. The bankruptcy is still pending subject to the court approval.

10.    RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable and temporary cash investments. The Company grants credit to customers throughout the country. The Company performs credit checks on all new customers, and generally, requires no collateral from its customers.

12.   SUBSEQUENT EVENT

The Company entered into a stock purchase agreement (the "Purchase Agreement") with Practice Xpert Services Corp., a California corporation, ("Practice Xpert") engaged in the business of medical billing and practice management. Pursuant to the Purchase Agreement, which closed on April 11, 2003, the Company purchased 92% of Practice Xpert's outstanding common stock in exchange for newly issued shares of the Company's common stock and shares of the Company's Preferred Series C stock to Jonathan Doctor, Monica Dedovich, Zima Hartz, Michael Manahan (the "Selling Shareholders"). As a group, the Selling Shareholders received 153,411,925 shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of the Company's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the current officers of the Company resigned and the board of directors appointed officers of Practice Xpert's as the Company's officers. Unaudited proforma information related to this acquisition is not included.

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

The acquisition of Practice Xpert Services Corp. will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Practice Xpert Services Corp. obtained control of the consolidated entity. Accordingly, the merger of the two companies will be recorded as a recapitalization of Practice Xpert Services Corp., with Practice Xpert Services Corp. being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end.

Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported on, pro-forma financial results would be as follows:

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                             Three month periods ended March 31,
                                                      (Unaudited)
                                            2002                      2001
                                            ----                      ----
           Revenue                      $ 1,319,754               $  140,913

           Net loss for the period      $   167,537               $  817,196

           Loss per share               $   (0 .001)              $   (0.005)


13.   LOSS ON SETTLEMENT OF DEBTS

During the year ended December 31, 2002, a creditor forgave debts amounting $184,652. During the year ended December 31, 2002, the Company issued 124,885 shares of common stock valued at $66,082 for the settlement of a note payable amounting $79,082. The difference of the note and the value of stock issued, amounting $13,000 was recorded as an extraordinary gain. During the period ended March 31, 2003, the Company issued 5,636,725 shares of common stock valued at $140,918 for the settlement of a note payable amounting $24,157. The difference of the note and the value of stock issued, amounting $116,761 was recorded as an extraordinary loss.

14.   SEGMENT INFORMATION

In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

The Company reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing, and distribution requirements. The Company is a holding company that is comprised of two operating subsidiaries: PTD and AC. The PTD is a direct marketing company. AC is media planning, placement and consulting Company.

 Following is a summary of segmented information for the period ended March 31, 2003:


|----------------------------|------------|-----------|--------------|--------------|------------|
|                            |     PTD    |     AC    | Unallocated  | Discontinued |    Total   |
|                            |            |           |              |   entities   |            |
|----------------------------|------------|-----------|--------------|--------------|------------|
|Sales                       |  $    -    | $636,426  |       -      |              | $ 636,426  |
|----------------------------|------------|-----------|--------------|--------------|------------|
|Operating loss/(gain)       |    2,651   |  (39,130) |    58,103    |              |    21,624  |
|----------------------------|------------|-----------|--------------|--------------|------------|
|Total Assets                |    1,139   |  286,752  |    31,655    |  111,317     |   430,863  |
|----------------------------|------------|-----------|--------------|--------------|------------|
|Capital Expenditure         |       -    |     -     |       -      |              |      -     |
|----------------------------|------------|-----------|--------------|--------------|------------|
|Depreciation & amortization |       -    |     -     |     3,234    |              |   3,234    |
|----------------------------|------------|-----------|--------------|--------------|------------|

                           THAON COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of segmented information for the period ended March 31, 2002:

|------------------------------|-----------|-------------|---------------|-------------|
|                              |  PTD      | Unallocated | Discontinued  |   Total     |
|                              |           |             | entities      |             |
|------------------------------|-----------|-------------|---------------|-------------|
|Sales                         | $ 139,448 |      -      |               | $  139,448  |
|------------------------------|-----------| ------------|---------------|---- --------|
|Operating loss/(gain)         |   (13,007)|  (479,114)  |               |   (492,121) |
|------------------------------|-----------|-------------|---------------|--- ---------|
|Total Assets                  |   351,477 |   541,510   |   111,317     |  1,004,304  |
|------------------------------|-----------|-------------|---------------|-------------|
|Capital Expenditure           |        -  |     1,080   |               |      1,080  |
|------------------------------|-----------|-------------|---------------|-------------|
|Depreciation and amortization |     2,281 |     5,390   |               |      7,671  |
|------------------------------|-----------|-------------|---------------|-------------|
|                              |           |             |               |             |
|------------------------------|-----------|-------------|---------------|-------------|


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS, DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview
--------

Thaon Communications, Inc., a Nevada corporation (the "Company"), was incorporated under the name Engineering Services, Inc., on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November of 1998. The Company was originally engaged in seeking and developing mining properties which operations it abandoned in 1991 becoming a dormant shell without assets or liabilities. On November 29, 1999, the Company changed its name to CastPro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of CastPro.com, LLC, a California limited liability company ("CastPro.com"). In November 2000, the Company changed its name to Thaon Communications, Inc. From November 2000 through 2003, the Company engaged in the acquisition of a number of communications and media companies and operated these companies as subsidiaries. However, this line of business was not successful and during 2002 the Company began the process of winding down its operations in communications and media.

On November 6, 2002 CastPro.com. LLC, a subsidiary of the Company filed a Chapter 7 bankruptcy. On December 21, 2002 Prime Time Media Solutions, a subsidiary of the Company, filed Chapter 7 bankruptcy. In February 2003 the Board of Directors approved a dividend of 300,000 shares of common stock of Legal Broadcasting Company ("LBC"), which represents the Company's 15% ownership interest in at that time, to all of the Company's shareholders of record as of February 14, 2003 on a pro rate proportion basis.

On March 25, 2003, the Company entered into a stock purchase agreement ("Purchase Agreement") with Practice Xpert Services Corp. ("PXSC") a California corporation, and Jonathan Doctor, Zima Hartz, Monica Dedovich and Michael Manahan ("Selling Group") to acquire 92% of the outstanding stock of PXSC in exchange for a combination of common and Series C preferred stock of the Company. Completion of the transaction was contingent upon the PXSC board of directors receiving and approving Thaon's audited financial statements for the year ended December 31, 2002. On April 11, 2003 the board of directors of PXSC approved the Company's audited financial statements and the Company completed the acquisition. The Selling Group received 153,411,925 shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of our voting securities.

As a condition of the Purchase Agreement, on April 11, 2003, Adam Anthony, and Jeanene Morgan resigned as the officers of the Company and the Company's board appointed Jonathan Doctor as its Chief Executive Officer, Michael Manahan as its Chief Financial Officer, and Zima Hartz as its Secretary.

PXSC is now a majority-owned subsidiary of the Company and the Company's new management has decided to discontinue the communications and media line of business and instead focus on further developing the medical billing and practice management line of business of Practice Xpert. In April 2003, the Company made the decision to discontinue the operations of its last two remaining subsidiaries, The Clover, Inc. ("Clover") and Prime Time Distribution ("PTD"). The Company intends to continue to operate Clover until a suitable buyer may be found. PTD is not operating and the Company intends to dissolve the subsidiary.

As of May 12, 3003, the Company had a total of 53 employees employed full-time and 4 part-time employees.

Practice Xpert
--------------

PXSC is a healthcare technology and services company in the business of developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. Its services revolve around its hand-held patient encounter system, PracticeXpert(TM), and includes medical billing, collections, transcription, clinical trial accruals, contracting and practice management. PXSC has sought patent protection for the PracticeXpert system by filing a U.S. Patent Application. PracticeXpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers. PracticeXpert currently provides services to physicians in a number of states, including Alaska, California, Idaho, Washington and Nevada. PXSC employs approximately 50 people, and has grown by utilizing a strategy of acquiring operating medical billing companies, then using its technology to improve operational efficiencies for its customers, and to reduce operating expenses of the business.

The Clover
----------

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

PTD
---

PTD was a direct response marketing and distribution company. This company has been largely inactive since September 30, 2002, when the lease expired on the warehouse space where PTD performed shipping.

Results of Operations
---------------------

The following sections discuss the results of operations for the first quarter ended March 31, 2003 compared to the results of operations for the first quarter ended March 31, 2002 and was derived from our financial statements and notes thereto included in this quarterly report which are unaudited. Historical results are not necessarily indicative of results that may be expected for any future period. The following information data should be read in conjunction our unaudited financial statements, including the related footnotes.

Revenue
-------

Our net revenue was $636,426 for the three months ended March 31, 2003 compared to $139,448 for the three months ended March 31, 2002. The increase in revenues during the first quarter of 2003 was the result of business generated by our one remaining communications and media subsidiary, Clover, which began operations in June, 2003. The revenue generated during the three months ended March 31, 2002 was attributable to those subsidiaries whose operations have since been discontinued.

Operating Expenses
------------------

Our operating expenses for the three months ended March 31, 2003 were $101,268 compared to $565,977 for the three months ended March 31, 2002. The operating expenses dropped from the 2002 quarter to the 2003 quarter primarily as a result of the cessation of operations of CastPro.com, LLC and Prime Time Media Solutions, which filed Chapter 7 bankruptcy during the last quarter of 2002.

Net Loss
--------

We had a net loss of $207,670, or a basic and diluted net loss per common share of $0.03, for the three months ended March 31, 2003 compared to a net loss of $788,546, or a basic and diluted net loss per common share of $0.39, for the three months ended March 31, 2002. The net loss for the three months during 2003 decreased from that of the comparable period in 2002 primarily as a result of the cessation of operations of CastPro.com, LLC and Prime Time Media Solutions, which filed Chapter 7 bankruptcy during the last quarter of 2002.

Liquidity And Capital Resources
-------------------------------

As of March 31, 2003, Thaon had $58,301 in cash and cash equivalents, a decrease of $11,754 from March 31, 2002. Current assets at March 31, 2003 were $290,439, compared to current liabilities of $5,351,136, resulting in a working capital deficit of $5,060,697. Of the current liabilities at March 31, 2003, $3,926,566 are liabilities from discontinued operations, which are included under the Chapter 7 bankruptcy filings for two of our subsidiaries.

Our only sources of liquidity are our bank accounts, the unused credit facilities of PXSC and the future revenues we may receive from the business of PXSC. In conjunction with the completion of the acquisition of PXSC we began a process of diligently seeking capital for the firm to allow us to embark on a program of expansion for PXSC, as well as pay certain obligations resulting from the operations of Thaon prior to its acquisition of PXSC. We have no material commitments for capital and there can be no assurances that we will receive the needed investment capital to fully execute on our business plans, pay off any of the outstanding liabilities, and/or maintain operations.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business. However, we believe cash generated from net revenues will be sufficient to fund all or our general and administrative expenses for the next twelve months.


Fluctuations in Operating Results; Seasonality
----------------------------------------------

Annual and quarterly fluctuations in our results of operations may be caused by the timing and quantity of orders from our customers. Our future results also may be affected by a number of factors, including our ability to offer our products at competitive prices and to anticipate customer demands. Our results may also be affected by economic conditions in the geographical areas in which we operate. All of the foregoing may result in substantial unanticipated quarterly earnings shortfalls or losses. Due to all of the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

Inflation
---------

We  believe  that  our  revenue  and  results  of   operations   have  not  been
significantly impacted by inflation since we began operations.

ITEM 3.   CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

On August 22, 2002, Woltjen Law Firm, PLLC sued the Company, Adam Anthony, Doug Mondo, Steve Aquavia, David Nelson and Robert McNeill. The plaintiff alleges that it was fraudulently induced by the Company to provide legal services by false promises of payment and that the Company is in breach of contract. The Company has answered the complaint denying the allegations and is currently in negotiations with the plaintiff to settle the matter.

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

Prior to its bankruptcy filing, CastPro had been in negotiation with the Internal Revenue Service (IRS) regarding unpaid employment tax deposits, penalties, and interest for the tax year 2000 and first and second quarters of 2001. In January of 2003, the IRS notified Thaon that the Company has been assessed $30,000 in connection with these unpaid taxes. No collection activity has yet taken place and the Company intended to put in place a payment plan to address the liability at which time the IRS makes notice of collection proceedings. In addition, prior to the bankruptcy filing, CastPro was notified by the Employment Development Department of the State of California (EDD) that unpaid employment taxes, penalties, and interest are owed. No legal proceedings, liens, or attachments have been made or notification of any additional action has been received by or assessed to Thaon in connection with this matter. The full amount of the liability was recorded in the financial statements for the year 2001. CastPro made all employment tax deposits for all subsequent quarters. To the best knowledge of management, there are no other litigation matters pending or threatened against the Company or its subsidiaries.

ITEM 2.   CHANGES IN SECURITIES

As of March 31, 2003, the Company has received cash in the amount of $10,000 for 13,333 shares of Series F preferred stock to be issued. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, (the "Act") as a transaction not involving any public offering.

During the period ended March 31, 2003, the Company converted 20,000 shares of series F convertible prefer stock to 200,000 shares of common stock of the Company.

During the period ended March 31, 2003, the Company issued common stocks in exchange of various services to following parties: During the period ended March 31, 2003, the Company issued 566,241 shares of common stock as promotional & tradeshow fees amounting $37,020. The company issued 20,000 shares of common stock for consulting services amounting $1,105. The Company issued 79,583 shares of its common stock in against the building lease amounting $3,600. The Company issued 400,000 shares of common stock in exchange of video production amounting $22,095. The Company issued 5,636,725 shares of common stock valued at $257,679 for the settlement of a note payable amounting $140,918. The difference of the note and the value of stock issued, amounting $116,761 was recorded as a loss on settlement of debt in the period ended March 31, 2003. These issuances were exempt from registration under Section 4(2) of Act as transactions not involving any public offering.

On March 25, 2003, the Company entered into a stock purchase agreement ("Purchase Agreement") with Practice Xpert Services Corp. ("PXSC") a California corporation, and Jonathan Doctor, Zima Hartz, Monica Dedovich and Michael Manahan ("Selling Group") to acquire 92% of the outstanding stock of PXSC in exchange for a combination of common and Series C preferred stock of the Company. Completion of the transaction was contingent upon the PXSC board of directors receiving and approving Thaon's audited financial statements for the year ended December 31, 2002. On April 11, 2003 the board of directors of PXSC approved the Company's audited financial statements and the Company completed the acquisition. The Selling Group received 153,411,925 shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of our voting securities. These issuances were exempt from registration under Section 4(2) of Act as transactions not involving any public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

On March 20, 2003, the Board of Directors adopted a Code of Ethics for the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                                        1
1.       The following Exhibits are filed herein:

         No.      Title

         10.1 Stock Purchase Agreement, dated March 13, 2003. Incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on April 11, 2003 as SEC File No. 000-30583.
         10.2     Code of Ethics, adopted March 20, 2003
         31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.       Reports on Form 8-K filed:

         (a) On January 10, 2003, the Company filed a Report on Form 8-K to report a press release regarding a one for fifty reverse stock split.

         (b) On February 5, 2003, the Company filed a Report on Form 8-K to report the approval of a dividend to all shareholders of record as of February 14, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THAON COMMUNICATIONS, INC.


DATED: May 20, 2003             By: /s/ Jonathan Doctor
                                ---------------------------------
                                Jonathan Doctor
                                Chief Executive Officer, Director
                                (Principal Executive Officer)


DATED: May 20, 2003             By:  /s/ Michael Manahan
                                ---------------------------------
                                 Michael Manahan
                                 Chief Financial Officer, Director
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)

                                                                    Exhibit 10.2


                           THAON COMMUNICATIONS, INC.
                                 CODE OF ETHICS

                                    Preamble
                                    --------

This Code of Ethics was designed by Thaon Communications, Inc. to govern they way in which we work every day. This Code of Ethics applies to each and every one of our employees, officers, and directors.

                                   Definitions
                                   -----------

The "Commission" means the United States Securities and Exchange Commission.

The "Company" means Thaon Communications, Inc.

"We" means all of our employees, officers, and directors.

                                Basic Principles
                                ----------------

1. We will conduct ourselves honestly and ethically, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

2.   We  will  avoid  conflicts  of  interest,   including   disclosure  to  the
     appropriate persons of any material transaction or relationship that reasonably could be expected to give rise to such a conflict.

3. We will provide full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the Commission and in all other public communications we make.

4.   We  will  comply  with  all  applicable   governmental   laws,   rules  and
     regulations.

5. We will promptly report violations of this Code of Ethics to the appropriate person within the Company as described specifically below.

6.   We accept  accountability  for  adherence to this Code of Ethics.

                              Specific Situations
                              -------------------

CONFLICTS OF INTEREST. A "conflict of interest" occurs when an individual's private interest interferes in any way - or even appears to interfere - with the interests of the Company as a whole. A conflict situation can arise when an employee, officer or director takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. Conflicts of interest also arise when an employee, officer or director, or a member of his or her family, receives improper personal benefits as a result of his or her position in the Company. Loans to, or guarantees of obligations of, such persons are of special concern. Additionally, you may not work for or receive payments of any kind from any competitor, customer, distributor or supplier of the Company without prior approval of Company management.

We will be alert and sensitive to any interest that might be considered to conflict with the best interests of the Company. If you or one of your family members, directly or indirectly, has a financial or personal interest in a contract or transaction to which the Company is a party, or you are contemplating entering into a transaction that involves use of Company assets or could compete with the Company, you must disclose this situation as soon as you become aware of it to your immediate supervisor. Please disclose your interest and describe all material facts concerning the matter known to you, including the estimated time frame for the transaction if known. If appropriate, supervisors will report any such situations to the President of the Company. If necessary, the President of the Company will report any such situation to the Board of Directors who will, in conjunction with the Company's legal counsel, make a determination of whether or not the situation is a conflict of interest. You should not take any actions until you are advised of the decision. The Company will be sensitive to the time frames you disclose to us.

The Company promotes disclosure of any questionable situations. The Company will not retaliate and will not permit any of its employees, directors, or officers to retaliate against you for such disclosure.

CORPORATE OPPORTUNITIES. We are prohibited from (a) taking for ourselves personally opportunities that are discovered through the use of Company property, information or position; (b) using Company property, information, or position for personal gain; and (c) competing with the Company. We owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises. If you believe that a contemplated transaction might be found to be a corporate opportunity, you should make full disclosure to your supervisor or manager and seek Company authorization to pursue the opportunity before pursuing the opportunity.

CONFIDENTIALITY. We must maintain the confidentiality of information entrusted to us by the Company or its customers, except when disclosure is authorized or legally mandated. Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its customers, if disclosed.

FAIR DEALING. We will endeavor to deal fairly with the Company's customers, suppliers, competitors and employees. We will not take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or use any other unfair-dealing practice.

PROTECTION AND PROPER USE OF COMPANY ASSETS. We will protect the Company's assets and ensure their efficient use. Theft, carelessness and waste have a direct impact on the Company's profitability. All Company assets must be used for legitimate business purposes.

COMPLIANCE WITH LAWS,  RULES AND REGULATIONS  (INCLUDING  INSIDER TRADING LAWS).
The Company promotes compliance with laws, rules and regulations, including insider trading laws. Insider trading is trading or tipping others to trade in securities of our Company or any other Company based on information which is not available to the public. Insider trading is both unethical and illegal and will be dealt with firmly. We are required to comply with all applicable laws and regulations wherever we do business. Perceived pressures from supervisors or demands due to business conditions are not excuses for violating the law. If you have any questions or concerns about the legality of an action, you should bring such questions or concerns to your supervisor. If you feel you cannot discuss your concerns with your supervisor, please bring them to the President of the Company.

ACCURACY OF COMPANY RECORDS AND REPORTS. The Company requires honest and accurate recording and reporting of information. This includes such data as quality, safety, and personnel records, as well as all business and financial records and reports filed with the Commission. All financial books, records and accounts must accurately reflect transactions and events, and conform both to required accounting principles and to the Company's system of internal controls. No false or artificial entries may be made.

ENCOURAGING THE REPORTING OF ANY ILLEGAL OR UNETHICAL BEHAVIOR. The Company promotes ethical behavior. The Company encourages you to talk to supervisors, managers or other appropriate personnel when in doubt about the best course of action in a particular situation. Additionally, you should report violations of laws, rules, regulations or the code of business conduct to appropriate personnel. The Company will not allow retaliation for reports made in good faith.

                                   Conclusion
                                   ----------

No Code of Conduct or Code of Ethics can cover every situation that might arise in a company. This Code is designed to let you know our basic guiding principles and provide explanation on how to handle various situations. If you have questions on any situation, whether or not described in this document, please ask. The first place to turn is your immediate supervisor or manager. If you are uncomfortable discussing a situation with your immediate supervisor or manager, you may go to anyone in management whom you feel comfortable with, including the President of the Company. We cannot stress our final point enough: "When in doubt, ask."

Adopted by the Board of Directors on March 20, 2003.

                                                                    Exhibit 31.1

                           CERTIFICATION OF PRESIDENT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Thaon Communications, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jonathan Doctor, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.       I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.       I and the other certifying officers of the Company:

     o are responsible for establishing and maintaining disclosure controls and procedures for the Company;
     o have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
     o have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
     o have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     o all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     o any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jonathan Doctor
-------------------------------
Jonathan Doctor,
Chief Executive Officer
May 20, 2003

                                                                    Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Thaon Communications, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Manahan, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.       I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.       I and the other certifying officers of the Company:

     o are responsible for establishing and maintaining disclosure controls and procedures for the Company;
     o have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
     o have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
     o have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     o all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     o any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael Manahan
------------------------
Michael Manahan
Chief Financial Officer
May 20, 2003

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Thaon Communications, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Jonathan Doctor, President of the Company, and Michael Manahan, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jonathan Doctor                               /s/ Michael Manahan
------------------------------                    ------------------------------
Jonathan Doctor,                                  Michael Manahan,
Chief Executive Officer                           Chief Financial Officer
May 20, 2003                                      May 20, 2003