Form 10QSB
period 2003-06-30
PRACTICEXPERT INC
filed 2003-08-19
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________________

                        Commission file number: 000-30583
                                                ---------

                               PRACTICEXPERT, INC.
                               -------------------
           (Name of Small Business Issuer as specific in its Charter)

               Nevada                                       87-0622329
               ------                                       ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

4130 Cahuenga Blvd, Suite 215, Toluca Lake, CA                 91602
----------------------------------------------                 -----
       (Address of Principal Executive Offices)             (Zip Code)

          Issuer's telephone number, including area code: 818-655-9945
                                                          ------------

                           Thaon Communications, Inc.
                           -------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

As of August 18, 2003, the number of shares of Common Stock outstanding was 10,248,930.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION...............................................1

ITEM 1   FINANCIAL STATEMENTS................................................1

         Consolidated Balance Sheet as of June 30, 2003......................1

         Consolidated Statements of Operations for
         the six and three months ended June 30, 2003 and 2002...............2

         Consolidated Statements of Cash Flows for
         the six and three months ended June 30, 2003 and 2002...............3

         Notes to Consolidated Financial Statements..........................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................13

ITEM 3   CONTROLS AND PROCEDURES............................................17

PART II - OTHER INFORMATION.................................................18

ITEM 1   LEGAL PROCEEDINGS..................................................18

ITEM 2   CHANGES IN SECURITIES..............................................18

ITEM 3   DEFAULTS UPON SENIOR SECURITIES....................................19

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19

ITEM 5   OTHER INFORMATION..................................................19

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K...................................20

SIGNATURES..................................................................21

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash & cash equivalents                                                     $    57,641
     Accounts receivable                                                             254,862
     Other current assets                                                              4,999
                                                                                 -----------
             Total current assets                                                    317,502

PROPERTY AND EQUIPMENT, net                                                          131,117

OTHER ASSETS
     Restricted cash                                                                 182,433
     Deposits                                                                          7,235

INTANGIBLES
     Software, net                                                                   270,579
     Client list, net                                                              1,462,092

ASSETS FROM DISCONTINUED OPERATION                                                   111,317

                                                                                 -----------
                                                                                 $ 2,482,275
                                                                                 ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------

CURRENT LIABILITIES
     Accounts payable & accrued expenses                                         $   863,763
     Notes payable - related parties                                                 139,661
     Notes payable                                                                   394,547
     Advances                                                                        422,781
     Dividends payable                                                               634,187
     Liabilities from discontinued operations                                      3,926,569
                                                                                 -----------
             Total current liabilities                                             6,381,508

Note Payable, related party - Long term                                              264,806

COMMITMENTS

STOCKHOLDERS' DEFICIT
     Preferred stock - unclassified, authorized shares 36,000,000, none issued            --
     Preferred stock - Series A convertible 6%, $1 par value,
          authorized shares 3,000,000, issued and outstanding 500,000                500,000
     Preferred stock - Series B convertible 8%, $1 par value,
          authorized shares 2,000,000, issued and outstanding 140,727                502,697
     Preferred stock - Series C convertible 6%, $.001 par value,
          authorized shares 2,000,000, issued and outstanding 140,727                  1,845
     Preferred stock - Series D convertible 6%, $1 par value;
          authorized shares 3,000,000, issued and outstanding 3,000,000            3,000,000
     Preferred stock - Series E convertible 8%, $.001 par value;
          authorized shares 2,000,000, issued and outstanding 50,000                      50
     Preferred stock - Series F convertible 8%, $.001 par value;
          authorized shares 2,000,000, issued and outstanding 50,000                      50
     Common stock, $.001 par value; authorized shares 200,000,000;
      issued and outstanding 8,480,619                                                 8,481
     Shares to be issued, 13,333 shares of Series F preferred stock, and
        74,500 shares of common stock                                                 64,700
     Treasury Stock, 49,000 shares of common stock                                  (285,000)
     Additional paid in capital                                                      518,906
     Accumulated deficit                                                          (8,475,768)
                                                                                 -----------
             Total stockholders' deficit                                          (4,164,039)

                                                                                 -----------
                                                                                 $ 2,482,275
                                                                                 ===========

                                              1

                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATION
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                               For the three month period     For the six month period
                                                                     ended June 30,                ended June 30,
                                                                   2003           2002           2003          2002
                                                               -----------    -----------    -----------    -----------

Net revenue                                                    $   924,172    $   283,081    $ 1,527,645    $   491,521

Operating expenses                                               1,306,309        275,033      1,991,330        512,308
                                                               -----------    -----------    -----------    -----------

Income (loss) from operations                                     (382,137)         8,048       (463,685)       (20,787)

Non-operating Income (expense):
      Gain (loss) on settlement of debts                          (116,761)            --       (116,761)       305,968
      Gain on disposal of asset                                     32,478             --         32,478             --
      Interest income                                                1,901             --          2,255             --
      Interest expense                                             (29,683)       (46,056)       (47,232)       (46,525)

                                                               -----------    -----------    -----------    -----------
      Total non-operating income (expense)                        (112,065)       (46,056)      (129,260)       259,443

                                                               -----------    -----------    -----------    -----------
Income (loss) from continuing operations before income taxes      (494,202)       (38,008)      (592,945)       238,656

Income taxes                                                         5,649            800          7,249          2,400
                                                               -----------    -----------    -----------    -----------

Loss from continuing operations                                   (499,851)       (38,808)      (600,194)       236,256

Discontinued operations
  Income from operations of  discontinued subsidiary
    (Less applicable income taxes of $3,249)                         4,874             --          4,874             --
  Gain (loss) on disposal of subsidiary, net                         7,878             --       (240,193)            --
                                                               -----------    -----------    -----------    -----------
  Income (loss) on disposal of subsidiary, net                      12,752             --       (235,319)            --
                                                               -----------    -----------    -----------    -----------

Net income (loss)                                                 (487,099)       (38,808)      (835,513)       236,256

Dividend requirement for preferred stock                          (189,627)            --       (208,627)            --
                                                               -----------    -----------    -----------    -----------

Net income (loss) applicable to common shareholders            $  (676,726)   $   (38,808)   $(1,044,140)   $   236,256
                                                               ===========    ===========    ===========    ===========

Basic and diluted weighted average number of
    common stock outstanding*                                    8,350,378      8,311,619      8,350,378      8,311,619
                                                               ===========    ===========    ===========    ===========

Basic and diluted net income (loss) per share                  $     (0.08)   $     (0.00)   $     (0.13)   $      0.03
                                                               ===========    ===========    ===========    ===========

    * The basic and diluted net loss per share has been restated to retroactively effect 20:1 reverse split on July 21, 2003.

    Weighted average number of shares used to compute basic and diluted loss per share is the same at June 30, 2003, since the effect of dilutive securities is anti-dilutive.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                                        2003          2002
                                                                                    -----------    ---------

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $(1,044,140)   $ 236,256
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                                  183,925       34,336
         Gain on disposal of asset                                                      (32,478)          --
         Gain (loss) on settlement of debts                                             116,761     (305,968)
         Disposal of subsidiaries                                                       235,319           --
         Shares issued for services                                                     378,795           --
         Shares to be issued for interest                                                 9,720           --
         (Increase) decrease in current assets
                Accounts receivable                                                     (55,411)     (59,974)
                Inventory                                                                14,500           --
                Other current assets                                                      2,979        5,852
         Increase (decrease) in current liabilities:
                Accounts payable and accrued expense                                     88,102       40,656
                Dividends payable                                                       144,073           --
                                                                                    -----------    ---------
     Total Adjustments                                                                1,086,285     (285,098)
                                                                                    -----------    ---------
                 Net cash provided by (used in) operating activities                     42,145      (48,842)
                                                                                    -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Restricted cash                                                                 (7,433)      17,765
         Cash paid in acquisition of subsidiaries                                            --       (1,625)
         Development of software                                                        (97,670)     (85,765)
         Purchase of property & equipment                                               (12,495)      (3,654)
                                                                                    -----------    ---------
                 Net cash used in investing activites                                  (117,598)     (73,279)
                                                                                    -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds (payment) of loans from related parties                               (91,344)     424,984
         Cash received from shares to be issued                                          44,980           --
         Proceed from notes receivable                                                       --       55,725
         Proceed from notes payable                                                     145,486      123,900
                                                                                    -----------    ---------
                 Net cash provided by financing activities                               99,122      604,609
                                                                                    -----------    ---------

NET INCREASE IN CASH & CASH EQUIVALENTS                                                  23,669      482,488

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                               33,972       13,411
                                                                                    -----------    ---------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                             $    57,641    $ 495,899
                                                                                    ===========    =========






                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

PracticeXpert, Inc. (the "Company") was originally incorporated under the name Engineering Services, Inc. (a Nevada Corporation), on July 13, 1984. The Company changed its name to Deep Earth, Inc. in November of 1998. On November 29, 1999, the Company changed its name to CastPro.com, Inc. On December 31, 1999, the Company entered into a stock for stock exchange, whereby it acquired all of the stock of Castpro.com, LLC, a newly organized California corporation formed to conduct the web cast business, in exchange for the issuance of 8,000,000 additional shares of its Common Stock. On December 29, 2000, the Company entered into a stock for stock exchange, whereby it acquired all of the outstanding stock of Prime Time Media Solutions, a Texas corporation (PTMS) doing business of acquiring and selling media time. On November 27, 2000, the Company changed its name to Thaon Communications, Inc.

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

On June 27, 2003, the Company entered into a stock purchase agreement for the sale of all of the issued and outstanding stock of the Clover, Inc., to Mr. Steve Aquavia, a former member of the Company's board of Directors. Pursuant to the Agreement, the Company sold 1,000,000 shares of The Clover, Inc., common stock, which is all of the issued and outstanding stock of the Clover, Inc., for consideration of 100,000 shares of the Company's common stock owned by Mr. Aquavia.

On April 11, 2003, the Company entered into a stock purchase agreement with PracticeXpert Services Corp., a California corporation, ("PracticeXpert"). Pursuant to the Purchase Agreement, which closed on April 11, 2003, the Company purchased 92% of Practice Xpert's outstanding common stock in exchange for newly issued shares of the Company's common stock and shares of the Company's Preferred Series C stock to former owner of PracticeXpert (the "Selling Shareholders"). As a group, the Selling Shareholders received 153,411,925 shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of the Company's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the officers of the Company resigned and the board of directors appointed officers of Practice Xpert's as the Company's officers.

PracticeXpert Services Corp., a healthcare technology and services company, is in the business of developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. Its services revolve around PracticeXpert's flagship patent-pending hand-held patient encounter system, PracticeXpert(TM), and include medical billing, collections, transcription, clinical trial accruals, contracting and practice management. PracticeXpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers.

PracticeXpert  Services  Corp.  owns  100%  issued  and  outstanding  shares  of
Healthcare   Administrative   Management   Corporation   (HAMC),   a  California
corporation and K.R. Johnson and Associates (KRJA), an Idaho corporation.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Healthcare Administrative Management Corporation (HAMC), a California corporation was formed on July 29, 1997. HAMC specializes in the billing services utilizing systems which physicians or nurse practitioners track patient care data critical for reimbursement of medical bills by insurance companies and government agencies.

K.R. Johnson and Associates (KRJA), an Idaho corporation was formed on December 22, 1995. KRJA provides healthcare consulting and management services. The services include accounts receivable management, practice management, transcription, practice audits, medical billing and new practice startups.

On July 21, 2003, the Company changed its name to PracticeXpert, Inc.

Principles of Recapitalization
------------------------------

The accompanying financial statements for the period ended June 30, 2003 and 2002 include the accounts of the PracticeXpert for the six-month periods ended June 30, 2003 and 2002. The operations of the Company have been included with those of PracticeXpert since the date of consummation of the merger. For accounting purposes, the transaction between the Company and PracticeXpert has been treated as a recapitalization of PracticeXpert, with PracticeXpert as the accounting acquirer (reverse acquisition).

Basis of presentation
---------------------

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 was filed on April 11, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Segment Reporting
-----------------

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

2.     PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries PracticeXpert Services, Corp., Healthcare
Administration Management Corp. and KR Johnson & Associates. The historical results for the period ended June 30, 2002 include PracticeXpert Services, Corp. and HAMC. All significant inter-company transactions and balances have been eliminated for the periods ended June 30, 2003 and 2002.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.     RECENT PRONOUNCEMENTS

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

On April 30, 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

4.     INTANGIBLE ASSETS

During the period ended June 30, 2003 and 2002, PracticeXpert capitalized internal and external costs of $315,261 and $85,891, respectively, incurred to develop internal-use computer software during the application and development stage. Capitalized software is amortized over a period of 5 years using the

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

straight-line method. Amortization began when the software was available for its intended use. The amortization amounts for the period ended June 30, 2003 and 2002 were $32,438 and $3,654, respectively. The Company evaluates capitalized software cost for recoverability and writes down such costs if the unamortized cost is lower than its net realizable value.

The Company has client lists acquired through purchase of subsidiaries valued at $1,699,900 and $676,063 as of June 30, 2003 and 2002, respectively. This client lists is amortized over one to nine years. The amortization expenses for the period ended June 30, 2003 and 2002 were $105,974 and $19,585, respectively.

5.     STOCKHOLDERS' EQUITY

Stock Split
-----------

On January 10, 2003, the Company executed a 50 to 1 reverse stock split for all shareholders of record as of January 9, 2003. On July 21, 2003, the Company executed a 20 to 1 reverse stock split for all shareholders of record. All share and per share data have been retroactively restated to reflect these stock splits.

Spin off of subsidiary
----------------------

On February 2003, the Board of Directors approved a dividend of 300,000 shares of common stock of Legal Broadcast Company ("LBC"), which represented the Company's 15% ownership interest in LBC at that time, to all of the Company's shareholders of record as of February 14, 2003, on a pro rata proportion basis. These 300,000 shares represent all of the remaining interest that the Company held in LBC. The dividend resulted in a charge of $248,071 to the equity of the Company.

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

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Series C convertible Preferred stock is entitled to receive 6% per annum dividend, in preference to any other class. Class C convertible Preferred stock, at the option of the holder thereof, is convertible into 15 share of common stock, The holders of Series C convertible stock shall be paid out of the assets of the Company prior and in preference to any payment or distribution out of assets to the holders of the common stock or any other class of series of capital stock of the Company but subordinate to any dividend preference of Series A, D, E and F Preferred shares of the Company in amount per share equal to $1.00 plus all declared but unpaid dividends on such shares to the date fixed for distribution. The holders of Series C convertible Preferred stock shall have the voting rights such holder's shares of Series C Preferred are converted into shares of common stock at which time the holder shall have the voting rights of the holders of common stock shares.

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

As of June 30, 2003, the Company has received cash in the amount of $10,000 for 13,333 shares of Series F preferred stock to be issued.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common stock
------------

During the period ended June 30, 2003, the Company converted 20,000 shares of series F convertible prefer stock to 10,000 shares of common stock of the Company.

During the period ended June 30, 2003, the Company issued common stocks in exchange of various services to following parties:

The Company issued 28,312 shares of common stock as promotional & tradeshow fees amounting $37,020. The company issued 140,000 shares of common stock for consulting services amounting $299,955. The company issued 7,500 shares of common stock for legal services amounting $16,125. The Company issued 3,979 shares of its common stock in against the building lease amounting $3,600. The Company issued 20,000 shares of common stock in exchange of video production amounting $22,095. The Company issued 281,836 shares of common stock valued at $140,918 for the settlement of a note payable amounting $24,157. The difference of the note and the value of stock issued, amounting $116,761 was recorded as a loss on settlement of debt in the period ended June 30, 2003. The Company issued 22,500 shares of common stock for payments of accounts payable and accrued expense amounting $49,425.

The Company received cash amounting $44,980 for 70,000 shares to be issued as of June 30, 2003. The Company has 4,500 shares to be issued for accrued interest amounting $9,720 as of June 30, 2003.

Issuance of shares for service
------------------------------

The Company accounts for the issuance of equity instruments to acquire goods and services. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance

6.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $34,424 for interest during the six month period ended June 30, 2003. The Company paid $10 for income tax and $46,525 for interest during the six month period ended June 30, 2002

The cash flow statements do not include following non-cash investing and financing activities:

During the period ended June 30, 2003, the Company issued 28,312 shares of common stock as promotional & tradeshow fees amounting $37,020. The company issued 140,000 shares of common stock for consulting services amounting $299,955. The company issued 7,500 shares of common stock for legal services amounting $16,125. The Company issued 3,979 shares of its common stock in against the building lease amounting $3,600. The Company issued 20,000 shares of common stock in exchange of video production amounting $22,095. The Company issued 281,836 shares of common stock valued at $140,918 for the settlement of a note payable amounting $24,157. The Company issued 22,500 shares of common stock for payments of accounts payable and accrued expense amounting $49,425.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has 4,500 shares to be issued for accrued interest amounting $9,720 as of June 30, 2003.

In the period ended June 30, 2003, the Company converted 20,000 shares of series F convertible prefer stock to 10,000 shares of common stock of the Company.

7.     BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the six-month periods ended June 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

 8.    GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,475,768 including net losses applicable to common shareholders of $1,044,140 for the six-month periods ended June 30, 2003. The total shareholders' deficit amounted to $4,164,039 on June 30, 2003. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2003, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

In that regard, on March 19, 2003, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Practice Xpert Services Corp., a California corporation, ("Practice Xpert") engaged in the business of medical billing and practice management.

9.     CONTINGENCIES

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

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A petition was filed against the Company on August 22, 2002 by a law firm for unpaid attorney fees of $58,889. To date no action has been taken in the case except the filing of a general denial on behalf of the Company. The Company is seeking to arrange a mediated settlement. The unpaid liability has been accrued in the financial statements.

10.    DISCONTINUED OPERATIONS

On November 6, 2002, CastPro.com, LLC ("LLC"), a subsidiary of the Company filed a Chapter 7 bankruptcy and on December 31, 2002, PTMS, subsidiary of the Company filed a Chapter 7 bankruptcy. The assets and liabilities of these subsidiaries are as follows as of June 30, 2003;




                                                      PTMS             Castpro
                                                      ----             -------

         Current assets                          $       2,569      $       -
         Non current assets                            108,748              -
                                                  ------------       -----------
         Total assets                                  111,317              -

         Account payable & accrued expenses          3,342,213         457,640
         Lease payable                                 126,713              -
                                                  ------------       -----------
         Total liabilities                       $   3,468,926       $  457,640


Total loss from these discontinued operations was $336,686 in the six month period ended June 30, 2002. There were no operations for such entities in 2003. The bankruptcy is still pending subject to the court approval.

On June 27, 2003, the Company entered into a stock purchase agreement for the sale of all of the issued and outstanding stock of the Clover, Inc., to Mr. Steve Aquavia, a former member of the Company's board of Directors. Pursuant to the Agreement, the Company sold 1,000,000 shares of The Clover, Inc., common stock, which is all of the issued and outstanding stock of the Clover, Inc., for consideration of 100,000 shares of the Company's common stock owned by Mr. Aquavia. The net income from this discontinued operation was $8,123 in the six month period through June 27, 2003.

The assets and liabilities of this subsidiary were as follows as of June 30, 2003;

                       Total asset                $282,328
                       Total liabilities          $280,539

11.    RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.

12.    ACQUISITION

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

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

PracticeXpert Services Corp., a healthcare technology and services company, is in the business of developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. Its services revolve around PracticeXpert's flagship patent-pending hand-held patient encounter system, PracticeXpert(TM), and include medical billing, collections, transcription, clinical trial accruals, contracting and practice management. PracticeXpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers.

The acquisition of PracticeXpert Services Corp. is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of PracticeXpert Services Corp. obtained control of the consolidated entity.
Accordingly, the merger of the two companies has been recorded as a recapitalization of PracticeXpert Services Corp., with PracticeXpert Services Corp. being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. Proforma financial statements are not presented as the operations of the Company were insignificant prior to merger.

13.    LOSS ON SETTLEMENT OF DEBTS

During the period ended June 30, 2003, the Company issued 281,836 shares of common stock valued at $140,918 for the settlement of a note payable amounting $24,157. The difference of the note and the value of stock issued, amounting $116,761 was recorded as a loss on settlement of debt.

14.    COMMITMENTS

The Company has office lease agreements for 7 and 8 years commenced December 1, 2002 and October 1, 1999. Future commitments under operating leases are as follows for the twelve month ending June 30:



                   2004                        $  162,612
                   2005                           169,539
                   2006                           173,351
                   2007                           175,530
                   2008                           124,882
                   Remaining after 5 yrs          141,639
                                                 --------
                 Total minimum lease payment   $  947,553
                                                 ========



The rent expenses were $81,470 and $47,478 for the period ended June 30, 2003 and 2002, respectively.

15.   SUBSEQUENT EVENT

Effective July 21, 2003, the Company changed its name to PracticeXpert, Inc. and the Company effectuated 20:1 reverse split of the common stock.

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

Overview
--------

Thaon   Communications,   Inc.,  a  Nevada  corporation  (the  "Company"),   was
incorporated under the name Engineering Services, Inc., on July 13, 1984.

On March 25, 2003, the Company entered into a stock purchase agreement ("Purchase Agreement") with Practice Xpert Services Corp. ("PXSC") a California corporation, and Jonathan Doctor, Zima Hartz, Monica Dedovich and Michael Manahan ("Selling Group") to acquire 92% of the outstanding stock of PXSC in exchange for a combination of common and Series C preferred stock of the Company. Completion of the transaction was contingent upon the PXSC board of directors receiving and approving the Company's audited financial statements for the year ended December 31, 2002. On April 11, 2003 the board of directors of PXSC approved the Company's audited financial statements and the Company completed the acquisition. The Selling Group received 153,411,925 shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of our voting securities.

Subsequent to the acquisition of PXSC, the Company's new management decided to discontinue the communications and media line of business and instead focus on further developing the medical billing and practice management line of business of Practice Xpert. In April 2003, the Company made the decision to discontinue the operations of its last two remaining communications and media subsidiaries, The Clover, Inc. ("Clover") and Prime Time Distribution ("PTD"). On June 30, 2003 the Company sold 100% of Clover to Steve Acquavia, a former director of the Company and the sole employee of Clover, for 100,000 shares of the Company's common stock. PTD remains as a non-operating subsidiary whose business operations have been discontinued.

On or about July 15, 2003 the Company filed a revision to it articles of incorporation with the State of Nevada and changed its name from Thaon Communications, Inc. to PracticeXpert, Inc. so that its name would better reflect the primary business of the Company.

On July 31, 2003 the Company acquired all of the outstanding stock of Healthcare Billing Solutions, Inc., Great Falls, Montana, a small medical billing and practice management company operating in the Great Falls area.

Practice Xpert
--------------

PXSC, and now PracticeXpert, Inc., is a healthcare technology and services company in the business of developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. Its services revolve around its hand-held patient encounter system, PXpert(TM), and includes medical billing, collections, transcription, clinical trial accruals, contracting and practice management. PXSC has sought patent protection for the PXpert system by filing a U.S. Patent Application. PracticeXpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers. PracticeXpert, through its operating subsidiaries in California, Idaho and Montana, currently provides services to physicians in a number of states, including Alaska, California, Idaho, Montana, Washington and Nevada. PXSC employs approximately 55 people, and has grown by utilizing a strategy of acquiring operating medical billing companies, then using its technology to improve operational efficiencies for its customers, and to reduce operating expenses of the business.

Results of Operations
---------------------

The following sections discuss the results of operations for the second quarter and six month period ended June 30, 2003 compared to the results of operations for the second quarter and six month period ended June 30, 2002 and were derived from our financial statements and notes thereto included in this quarterly report which are unaudited, and related records. Historical results are not necessarily indicative of results that may be expected for any future period. The following information data should be read in conjunction with our unaudited financial statements, including the related footnotes.

Net revenue was $924,172 for the three months ended June 30, 2003 compared to $283,081 for the three months ended June 30, 2002. Revenues in 2003 period were greater as a result of new business, and as a result of the acquisition of KR Johnson & Associates, which occurred in the third quarter of 2002.

Net revenues for the six months ended June 30, 2003 were $1,527,645 as compared to net revenues for the six months ended June 30, 2002 of $491,521. Revenues in the six month period were also greater as a result of new business, and as a result of the acquisition of KR Johnson & Associates, which occurred in the third quarter of 2002.

Our operating expenses for the three months ended June 30, 2003 were $1,306,309 compared to $275,033 for the three months ended June 30, 2002. Operating expenses increased in 2003 over 2002 due to expenses related to servicing new business, incorporation of the operating expenses of the acquired KR Johnson & Associates, costs associated with merging Practice Xpert into Thaon

Communications, and costs associated with being a publicly traded company. Also, during the quarter the Company incurred certain expenses at it began to put into place its national sales and marketing strategy, incurred expenses related to its continued pursuit of acquisition opportunities and continued to incur expenses related to the ongoing development of its patent-pending software.

Our operating expenses for the six months ended June 30, 2003 were $1,991,330, compared to $512,308 for the six months ended June 30, 2002. Operating expenses increased in 2003 over 2002 due to expenses related to servicing new business, incorporation of the operating expenses of the acquired KR Johnson & Associates, costs associated with merging Practice Xpert into Thaon Communications, and costs associated with being a publicly traded company. Also, during the six month period the Company incurred certain expenses at it began to put into place its national sales and marketing strategy, incurred expenses related to its continued pursuit of acquisition opportunities, and continued to incur expenses related to the ongoing development of its patent-pending software.

We had a net loss of $676,726, or a basic and diluted net loss per common share of $0.08, for the three months ended June 30, 2003 compared to a net loss of $38,808, or a basic and diluted net loss per common share of $0.00, for the three months ended June 30, 2002. Net loss for the current period includes $313,925 in expenses paid in stock, a $116,761 loss relating to a note that was exchanged for common stock, and $189,967 in accrued dividends on Preferred Stock which are payable in stock, at the Company's option.

We had a net loss of $1,044,140, or a basic and diluted net loss per common share of $0.13, for the six months ended June 30, 2003 compared to a net income of $236,256, or a basic and diluted net income per common share of $0.03 for the comparable six months in 2002. The net loss for the six month period includes $378,795 in expenses paid in stock, a $116,761 loss relating to a note that was exchanged for common stock, $208,627 in accrued dividends on Preferred Stock which are payable in stock, at the Company's option, and $240,193 recorded as a loss on discontinued operations and related to the business of Thaon Communications prior to its merger with Practice Xpert. The net income for the six month period in 2002 included a gain on the settlement of debt of $305,968.

We believe a significant measure of our progress in accomplishing our business objectives is the number of customers we service, the number physicians those customers include, and the number of deployed hand-held devices utilizing our PXpert patient encounter system being used, and paid for, by our customers. As of June 30, 2003 we had 26 customers, which included 50 physicians, and we had 26 hand-held devices utilizing our PXpert patient encounter system being used by our customers.

Liquidity And Capital Resources
-------------------------------

As of June 30, 2003, PracticeXpert had $57,641 in cash and cash equivalents.. Current assets at June 30, 2003 were $317,502, compared to current liabilities of $6,381,508, resulting in a working capital deficit of $6,064,006. Of the current liabilities at June 30, 2003, $3,926,569 are liabilities from discontinued operations, the majority of which are included under the Chapter 7 bankruptcy filings for two of our subsidiaries, $634,187 relates to dividends payable on Preferred Stock, which may be paid in stock at the Company's option, and $422,781 relating to subscriptions agreements for stock not yet issued.

Our only sources of liquidity are our bank accounts, the our unused credit facilities, which at June 30, 2003 were fully drawn and our revenues. In conjunction with the completion of the acquisition of PXSC we began a process of diligently seeking capital for the firm to allow us to embark on a program of expansion for PXSC, as well as pay certain obligations resulting from the operations of Thaon prior to its acquisition of PXSC. We raised approximately $45,000 during the six months ended June 30, 2003 from the sale of stock to investors, and were able to acquire in excess of $300,000 worth of business services in exchange for stock. We continue to seek capital, primarily for expansion plans, but to date we have received no material commitments for capital and there can be no assurances that we will receive the needed investment capital to fully execute on our business plans, pay off any of the outstanding liabilities, and/or maintain operations.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business. However, we believe cash generated from net revenues will be sufficient to fund all of our general and administrative expenditures for the next twelve months.

Fluctuations in Operating Results; Seasonality
----------------------------------------------

Annual and quarterly fluctuations in our results of operations may be caused by the timing and amount of payments received by our customers, upon which our revenues are based.. Our future results also may be affected by a number of factors, including our ability to offer our services at competitive prices and to anticipate customer demands. Our results may also be affected by economic conditions in the geographical areas in which we operate. All of the foregoing may result in substantial unanticipated quarterly earnings shortfalls or losses. Due to all of the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

Inflation
---------

We  believe  that  our  revenue  and  results  of   operations   have  not  been
significantly impacted by inflation since we began operations.

ITEM 3.   CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The landlord of the building where the corporate office was located filed a Complaint against the Company for the unpaid rental payments and overvalued stock security paid for prepaid rent in the amount of $212,000. On July 18, 2003 the Company settled the complaint for a cash payment of $20,000.

On August 22, 2002, Woltjen Law Firm, PLLC sued the Company, Adam Anthony, Doug Mondo, Steve Aquavia, David Nelson and Robert McNeill, all former officers and/or directors of the Company. The plaintiff alleges that it was fraudulently induced by the Company to provide legal services by false promises of payment and that the Company is in breach of contract. In an effort to settle this matter, the Company agreed to make periodic payments to Woltjen and believes that by the end of September 30, 2003 the case will be settled and the legal action dismissed.

ITEM 2.   CHANGES IN SECURITIES

During the period ended June 30, 2003, the Company converted 20,000 shares of series F Convertible Preferred Stock to 10,000 shares of common stock.

During the period ended June 30, 2003, the Company issued common stock in exchange for various services as follows: 28,312 shares of common stock as promotional & tradeshow fees recorded in the financial statements as $37,020; 140,000 shares of common stock for consulting services recorded in the financial statements as $299,955; 7,500 shares of common stock for legal services recorded in the financial statements as $16,125; 3,979 shares of common stock for rent recorded in the financial statements as $3,600; 20,000 shares of common stock in exchange of video production services recorded in the financial statements as $22,095; 281,836 shares of common stock recorded in the financial statements as $257,679 for the settlement of a note payable in the amount of $140,918. The difference between the note payable and the value of stock as recorded in the financial statements, of $116,761 was recorded as a loss on settlement of debt in the period ended June 30, 2003. The Company also issued 22,500 shares of common stock for payment of accounts payable and accrued expense totalling $49,425. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, (the "Act") as a transaction not involving any public offering.

During the period ended June 30, 2003 the Company received cash of $44,980 for 70,000 shares which are to be issued. The Company is also obligated to issue 4,500 shares in payment of accrued interest of $9,720. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, (the "Act") as a transaction not involving any public offering.

On June 30, 2003 the Company sold 100% of Clover to Steve Acquavia, a former director of the Company and the sole employee of Clover, for 100,000 (pre-reverse split) shares of the Company's common stock. The certificate for 100,000 shares is to be returned to the Company and cancelled.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 2003, by a Majority Written Consent of the Shareholders of the Company, in lieu of an annual meeting, the majority of the shareholders of the Company consented to and adopted the following resolutions:

    1) Approval of the minutes of prior meetings and written consents of the Shareholders;
    2) Election of Jonathan Doctor, Michael Manahan, Zima Hartz, Monica Dedovich and Joseph Simone as directors of the Corporation for a term of one year or until their successors are duly elected and qualified;
    3) Approval of an amendment to the Company's articles of Incorporation to effect a one for twenty reverse stock split and name change; and
    4) Ratification of Kabani & Co. as the Company's independent public accountants for the fiscal year ended December 31, 2003.

As a result of the above Majority Written Consent of the Shareholders, on or about May 5, 2003 the Company mailed to all shareholders of record as of April 24, 2003 an information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


1.        The following Exhibits are filed herein:

          No.          Title
          ---          -----

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

2.        Reports on Form 8-K filed:

          (a) On April 22, 2003, the Company filed a Current Report on Form 8-K to report its acquisition a change in control, the acquisition of 92% of the outstanding stock of Practice Xpert Services Corp., and the resignation of and appointment of officers and directors.

          (b) On April 23, 2003, the Company amended its Current Report on Form 8-K regarding the acquisition.

          (c) On July 25, 2003, the Company filed a Current Report on Form 8-K to report its sale of all of the outstanding stock of The Clover, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRACTICEXPERT, INC.


DATED: August 19, 2003                     By: /s/ Jonathan Doctor
                                               -------------------
                                               Jonathan Doctor
                                               Chief Executive Officer, Director
                                               (Principal Executive Officer)


DATED: August 19, 2003                     By: /s/ Michael Manahan
                                               -------------------
                                               Michael Manahan
                                               Chief Financial Officer, Director
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)