Form 10QSB
period 2003-09-30
PRACTICEXPERT INC
filed 2003-11-20
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                        Commission file number: 000-30583

                               PRACTICEXPERT, INC.
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

                           Thaon Communications, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     As of November 20, 2003, the number of shares of Common Stock outstanding was 12,950,969.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                                                              PAGE
PART I - FINANCIAL INFORMATION....................................................................................1

ITEM 1        FINANCIAL STATEMENTS................................................................................1

              Consolidated Balance Sheet as of September 30, 2003.................................................1

              Consolidated Statements of Operations for
              the three and six months ended September 30, 2003 and 2002..........................................2

              Consolidated Statements of Cash Flows for
              the three and six months ended September 30, 2003 and 2002..........................................3

              Notes to Consolidated Financial Statements..........................................................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................................14

ITEM 3   CONTROLS AND PROCEDURES.................................................................................18

PART II - OTHER INFORMATION......................................................................................19

ITEM 1   LEGAL PROCEEDINGS.......................................................................................19

ITEM 2   CHANGES IN SECURITIES...................................................................................19

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.........................................................................20

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................20

ITEM 5   OTHER INFORMATION.......................................................................................20

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K........................................................................20

SIGNATURES ......................................................................................................21

ITEM 1.  FINANCIAL STATEMENTS


                         PART I -- FINANCIAL INFORMATION
                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
Cash & cash equivalents                                                                                                  $    61,880
Accounts receivable                                                                                                          282,217
Other current assets                                                                                                          18,500
                Total current assets                                                                                         362,597

PROPERTY AND EQUIPMENT, net                                                                                                  173,331

OTHER ASSETS
          Restricted cash                                                                                                      7,540
          Deposits                                                                                                             7,235

INTANGIBLES
          Software, net                                                                                                      328,932
          Client list, net                                                                                                 1,437,231

                                                                                                                         $ 2,316,866

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
          Accounts payable & accrued expenses                                                                             $  712,657
          Notes payable - related parties                                                                                    225,309
          Notes payable                                                                                                      281,000
          Advances                                                                                                           422,781
          Dividends payable                                                                                                  721,916
                          Total current liabilities                                                                        2,363,663

Note Payable, related party - Long term                                                                                      138,533

 COMMITMENTS

 STOCKHOLDERS' DEFICIT
           Preferred stock - unclassified, authorized shares 36,000,000, none issued                                           --
           Preferred stock - Series A convertible 6%, $1 par value,
                authorized shares 3,000,000, issued and outstanding 1,650,000                                             1,650,000
           Preferred stock - Series B convertible 8%, $1 par value,
                authorized shares 2,000,000, issued and outstanding 432,697                                                 432,697
           Preferred stock - Series C convertible 6%, $.001 par value,
                authorized shares 2,000,000, issued and outstanding 1,958,736                                                 1,959
           Preferred stock - Series D convertible 6%, $1 par value;
                authorized shares 3,000,000, issued and outstanding 1,00,000                                                100,000
           Preferred stock - Series E convertible 8%, $.001 par value;
                authorized shares 2,000,000, issued and outstanding 120,000                                                     120
           Preferred stock - Series F convertible 8%, $.001 par value;
                authorized shares 2,000,000, issued and outstanding 50,000                                                       50
           Common stock, $.001 par value; authorized shares 200,000,000;
            issued and outstanding 11,225,102                                                                                11,225
           Shares to be issued, 13,333 shares of Series F preferred stock, and
              237,360 shares of common stock                                                                                121,559
           Treasury Stock, 49,000 shares of common stock                                                                   (285,000)
           Additional paid in capital                                                                                     4,114,267
           Accumulated deficit                                                                                           (6,332,207)
                           Total stockholders' deficit                                                                     (185,330)

                                                                                                                        $ 2,316,866
                                                                                                                        -----------

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATION
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                       For the three month periods  For the nine month periods
                                                           ended September 30,          ended September 30,
                                                          2003         2002            2003         2002
                                                       -----------  --------------  ------------ ------------

 Net revenue                                           $  904,658   $   656,320     $ 2,347,303   $2,103,132

 Operating expenses                                     1,494,578       644,070       3,400,908    2,046,454
                                                       ------------------------------------------------------

 Income (loss) from operations                           (589,920)       12,250      (1,053,605)      56,678

 Non-operating Income (expense):
      Gain (Loss) on settlement of debts                        -        (3,190)       (116,761)     302,778
      Gain on legal settlement                             52,326             -          52,326            -
      Gain (Loss) on disposal of asset                          -             -          32,478          250
      Impairment of goodwill                           (1,684,290)            -      (1,684,290)           -
      Interest income                                         927            43           3,182        1,014
      Interest expense                                    (22,236)      (44,241)        (69,468)     (90,766)
                                                       -----------  --------------  ------------ ------------
      Total non-operating income (expense)             (1,653,273)      (47,388)     (1,782,533)     213,276

                                                       -----------  --------------  ------------ ------------
 Income (loss) from continuing operations
  before income taxes                                 (2,243,193)      (35,138)     (2,836,138)      269,954

 Income taxes                                              11,841             -          19,090        2,400
                                                       -----------  --------------  ------------ ------------

 Loss from continuing operations                       (2,255,034)      (35,138)     (2,855,228)     267,554

 Discontinued operations
   Gain on disposal of subsidiaries, net                3,433,069             -       3,433,069            -
                                                       -----------  ------------    ------------ ------------

 Net income                                             1,178,035       (35,138)        577,841      267,554

 Dividend requirement for preferred stock                 (87,729)            -        (296,356)           -
                                                       -----------  --------------  ------------ ------------

 Net income applicable to common shareholders          $1,090,306   $   (35,138)    $   281,485  $   267,554
                                                       ===========  ==============  ============ ============

 Basic weighted average number of
     common stock outstanding*                          9,586,905     8,311,619       8,807,296    8,311,619
                                                       ===========  ==============  ============ ============

 Basic net income per share                            $     0.11   $     (0.00)    $      0.03  $      0.03
                                                       ===========  ==============  ============ ============

 Diluted weighted average number of
     common stock outstanding*                         46,000,057     8,311,619      44,378,790    8,311,619
                                                       ===========  ==============  ============ ============

 Diluted net income (loss) per share                   $     0.02   $     (0.00)    $      0.01  $      0.03
                                                       ===========  ==============  ============ ============



* The basic and diluted net loss per share has been restated to retroactively effect 20:1 reverse split on July 21, 2003.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                                           2003          2002
                                                                       -----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $   281,485    $ 267,554
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                     254,350      109,220
         Gain on disposal of asset                                         (32,478)        (250)
         Impairment of goodwill                                          1,684,290           --
         (Gain) loss on settlement of debts                                116,761     (302,778)
         Gain on legal settlement                                          (52,326)          --
         Gain on disposal of subsidiaries                               (3,433,069)          --
         Shares issued for services                                        921,754           --
         Shares to be issued for interest                                    9,720           --
         (Increase) decrease in current assets
               Accounts receivable                                         196,093      (97,321)
               Other current assets                                         17,285        8,377
         Increase (decrease) in current liabilities:
               Accounts payable and accrued expense                        321,753      451,707
               Dividends payable                                           296,356    $      --
                                                                       -----------    ---------
     Total Adjustments                                                     300,489      168,955
                                                                       -----------    ---------
             Net cash provided by  operating activities                    581,974      436,509
                                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Restricted cash                                                   174,864       17,709
         Cash paid in acquisition of subsidiaries                               --     (525,000)
         Development of software                                           (99,075)    (129,501)
         Purchase of property & equipment                                 (153,502)      27,157
                                                                       -----------    ---------
             Net cash used in investing activities                         (77,713)    (609,635)
                                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds of loans from related parties                             55,557       38,988
         Cash received for shares to be issued                             111,559      200,000
         Proceeds of (payments for) notes payable                         (643,469)         220
                                                                       -----------    ---------
             Net cash provided by (used in) financing activities          (476,353)     239,208
                                                                       -----------    ---------

NET INCREASE IN CASH & CASH EQUIVALENTS                                     27,908       66,082

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                  33,972       13,411
                                                                       -----------    ---------


CASH & CASH EQUIVALENTS, ENDING BALANCE                                $    61,880    $  79,493
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

On April 11, 2003, the Company entered into a stock purchase agreement with PracticeXpert Services Corp., a California corporation, ("PracticeXpert"). Pursuant to the Purchase Agreement, which closed on April 11, 2003, the Company purchased 92% of Practice Xpert's outstanding common stock in exchange for newly issued shares of the Company's common stock and shares of the Company's Preferred Series C stock to former owner of PracticeXpert (the "Selling Shareholders"). As a group, the Selling Shareholders received 7,670,5965 (post split) shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of the Company's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the officers of the Company resigned and the board of directors appointed officers of Practice Xpert's as the Company's officers.

On September 30, 2003, the Company purchased remaining 8% of PracticeXpert's outstanding common stock by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock.

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

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PracticeXpert  Services  Corp.  owns  100%  issued  and  outstanding  shares  of
Healthcare Administrative Management Corporation (HAMC), a California corporation and K.R. Johnson and Associates (KRJA), an Idaho corporation. On July 31, 2003, PracticeXpert Services Corp. entered into a purchase agreement to acquire 100% of Healthcare Billing Solutions, Inc., Montana Corporation.

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

Healthcare Billing Solutions, Inc., Montana corporation was formed on March 8, 2001 and is medical billing and practice management company. HBS serves physicians practicing in mental health, OBGYN, family medicine, and general and vascular surgery.

On July 21, 2003, the Company changed its name to PracticeXpert, Inc.

PRINCIPLES OF RECAPITALIZATION

The accompanying financial statements for the period ended September 30, 2003 and 2002 include the accounts of the PracticeXpert for the nine-month periods ended September 30, 2003 and 2002. The operations of the Company have been included with those of PracticeXpert since the date of consummation of the merger. For accounting purposes, the transaction between the Company and PracticeXpert has been treated as a recapitalization of PracticeXpert, with PracticeXpert as the accounting acquirer (reverse acquisition).

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 was filed on April 11, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.   PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries PracticeXpert Services, Corp., Healthcare Administration Management Corp., KR Johnson & Associates and Healthcare Billing Solutions, Inc. The historical results for the period ended September 30, 2003 include PracticeXpert Services, Corp. HAMC, and KR Johnson & Associates for nine months period and Healthcare Billing Solutions, Inc. from the acquisition date, July 31, 2003 to September 30, 2003. All significant inter-company transactions and balances have been eliminated for the periods ended September 30, 2003 and 2002.

3.   RECENT PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 (FAS 149), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.   INTANGIBLE ASSETS

During the period ended September 30, 2003 and 2002, PracticeXpert capitalized internal and external costs of $391,826 and $129,501, respectively, incurred to develop internal-use computer software during the application and development stage. Capitalized software is amortized over a period of 5 years using the straight-line method. Amortization began when the software was available for its intended use. The amortization amounts for the period ended September 30, 2003 and 2002 were $62,894 and $9,811, respectively. The Company evaluates capitalized software cost for recoverability and writes down such costs if the unamortized cost is lower than its net realizable value.

The Company has client lists acquired through purchase of subsidiaries valued at $1,727,023 and $1,699,937 as of September 30, 2003 and 2002, respectively. This client lists is amortized over one to nine years. The amortization expenses for the period ended September 30, 2003 and 2002 were $289,792 and $39,170, respectively.

On September 30, 2003, the Company purchased remaining 8% of PracticeXpert's outstanding common stock by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock, total valued at $1,684,290. This additional investment was recorded as goodwill and entire amount was written off as impairment of goodwill during the period ended September 30, 2003.

5.   STOCKHOLDERS' EQUITY

STOCK SPLIT

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

On September 10, 2003, the Company entered into a stock transfer agreement to transfer 100% of the Company's holdings in PTS, Castpro. Com and PTD to Future Options, Inc. Future Options, Inc. assumed full obligations of these entities. The Company recorded $3,433,069 as a gain on disposal of subsidiaries during the period ended September 30. 2003.

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

During the period ended September 30. 2003, the Company issued 1,150,000 shares of the Series A convertible Preferred shares to the shareholders for exchange of the Preferred Series A stock of PracticeXpert Services, Corp. for the same number of shares.

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

During the period ended September 30. 2003, 70,000 shares of Series B convertible Preferred stock were exchanged with 70,000 shares of Series E convertible Preferred stock.

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

issued 113,736 shares of the Series C convertible Preferred stock to purchase remaining 8% of PracticeXpert Services, Corp. (note 1)

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

During the period ended September 30, 2003, 900,000 shares of the Series D convertible Preferred stock were cancelled for the sale of 85% of the outstanding shares of LBC and 2,000,000 shares were converted into 1,754,386 shares of common stock.

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

During the period ended September 30. 2003, the Company issued 70,000 shares of Series E convertible Preferred stock in exchange of 70,000 shares of Series B convertible Preferred stock.

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

As of September 30, 2003, the Company has received cash in the amount of $10,000 for 13,333 shares of Series F preferred stock to be issued.

COMMON STOCK

During the period ended September 30, 2003, the Company converted 20,000 shares of series F convertible prefer stock to 10,000 shares of common stock of the Company.

During the period ended September 30, 2003, the Company issued common stocks in exchange of various services to following parties:

During the period ended September 30, 2003, the Company issued 162,491 shares of common stock for cash amounting $60,950.

During the period ended September 30, 2003, the Company issued 28,312 shares of common stock as promotional & tradeshow fees amounting $37,020. The Company issued 572,461 shares of common stock for legal and consulting services amounting $830,817. The Company issued 8,625 shares of common stock for interest amounting $13,443. The Company issued 27,499 shares of common stock for bonus amounting $30,624. The Company issued 3,979 shares of its common stock in against the building lease amounting $3,600. The Company issued 20,000 shares of common stock in exchange of video production amounting $22,095. The Company issued 281,836 shares of common stock valued at $140,918 for the settlement of a note payable amounting $24,157. The difference of the note and the value of stock issued, amounting $116,761 was recorded as a loss on settlement of debt in the period ended September 30, 2003. The Company issued 67,500 shares of common stock for payments of accounts payable and accrued expense amounting $107,775.

During the period ended September 30, 2003, the Company issued 1,754,386 shares of common stock for conversion of the Series D of convertible Preferred stock.

During the period ended September 30, 2003, the Company issued 10,000 shares of common stock valued at $10,910 to purchase Healthcare Billing Solutions, Inc.

During the period ended September 30, 2003, the Company issued 472,860 shares of common stock were issued to purchase remaining 8% of PracticeXpert Services, Corp. (note 1) amounting $365,521.

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

The Company paid $0 for income tax and $52,839 for interest during the nine month period ended September 30, 2003. The Company paid $10 for income tax and $56,628 for interest during the nine month period ended September 30, 2002

The cash flow statements do not include following non-cash investing and financing activities:

During the period ended September 30, 2003, the Company issued 28,312 shares of common stock as promotional & tradeshow fees amounting $37,020. The Company issued 572,461 shares of common stock for legal and consulting services amounting $830,817. The Company issued 8,625 shares of common stock for interest amounting $13,443. The Company issued 27,499 shares of common stock for bonus amounting $30,624. The Company issued 3,979 shares of its common stock in against the building lease amounting $3,600. The Company issued 20,000 shares of common stock in exchange of video production amounting $22,095. The Company issued 281,836 shares of common stock valued at $140,918 for the settlement of a note payable amounting $24,157. The difference of the note and the value of stock issued, amounting $116,761 was recorded as a loss on settlement of debt in the period ended September 30, 2003. The Company issued 67,500 shares of common stock for payments of accounts payable and accrued expense amounting $107,775.

During the period ended September 30, 2003, the Company issued 10,000 shares of common stock valued at $10,910 to purchase Healthcare Billing Solutions, Inc.

During the period ended September 30, 2003, the Company issued 472,860 shares of common stock were issued to purchase remaining 8% of PracticeXpert Services, Corp. (note 1) amounting $365,521.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.   BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the nine-month periods ended September 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations.

8.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $6,332,207 as of September 30, 2003. The total shareholders' deficit amounted to $185,330 on September 30, 2003. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2003, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

In that regard, on March 19, 2003, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Practice Xpert Services Corp., a California corporation, ("Practice Xpert") engaged in the business of medical billing and practice management. On November 10, 2003, the Company completed the acquisition of National Healthcare Management Services, Inc. ("NHMS"). NHMS is located in West Virginia and provides medical billing, practice management and transcription services to physician practices and dental offices located in West Virginia, Maryland, Ohio, North Carolina, South Carolina and New Jersey.

9.   LEGAL SETTLEMENTS

The landlord of the building where the corporate office was located filed a Complaint against the Company for the unpaid rental payments and overvalued stock security paid for prepaid rent. This case was dismissed on July 10, 2003. The accrued rent amounting $52,326 has been reversed and recorded as gain on legal settlement in the financial statements.

A petition was filed against the Company on August 22, 2002 by a law firm for unpaid attorney fees of $58,889. On September 17, 2003, the parties entered into a settlement agreement that the retention shares held by the attorney's designee may be sold at any time. In the event the shares are sold, if the net proceeds are less than the balance, the Company agreed to pay the remaining balance in cash or in Company's stock at the attorney's option. The unpaid balance has been accrued in the financial statements.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  DISCONTINUED OPERATIONS

On November 6, 2002, CastPro.com, LLC ("LLC"), a subsidiary of the Company filed a Chapter 7 bankruptcy and on December 31, 2002, PTMS, subsidiary of the Company filed a Chapter 7 bankruptcy. On September 23, 2003, the Company finalized an arrangement under which it transferred legal ownership of three of its inactive subsidiaries to an independent consulting firm for final disposition. Under the agreement, the consulting firm took the ownership of PTS TV, INC., CASTPRO.COM, LLC, and Prime Time Distribution, Inc., all inactive subsidiaries of the Company. The disposition resulted in net gain of $3,433,069 to the company in the period ended September 30, 2003.

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

On September 30, 2003, the Company purchased remaining 8% of PracticeXpert's outstanding common stock by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock.

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

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.  LOSS ON SETTLEMENT OF DEBTS

During the period ended September 30, 2003, the Company issued 281,836 shares of common stock valued at $140,918 for the settlement of a note payable amounting $24,157. The difference of the note and the value of stock issued, amounting $116,761 was recorded as a loss on settlement of debt.

14.  COMMITMENTS

The Company has office lease agreements for 7 and 8 years commenced December 1, 2002 and October 1, 1999. Future commitments under operating leases are as follows for the twelve month ending September 30:

               2004                                 $   165,933
               2005                                     170,478
               2006                                     174,314
               2007                                     178,244
               2008                                     104,752
               Remaining after 5 yrs                    117,078
                                                     ----------
               Total minimum lease payment           $  910,799
                                                     ==========

The rent expenses were $121,076 and $96,375 for the period ended September 30, 2003 and 2002, respectively.

15.   SUBSEQUENT EVENT

ACQUISITION:
On November 10, 2003, the Company completed the acquisition of National Healthcare Management Services, Inc. ("NHMS"). NHMS, located in West Virginia, provides medical billing, practice management and transcription services to physician practices and dental offices located in West Virginia, Maryland, Ohio, North Carolina, South Carolina and New Jersey.

A summary of the NHMS assets acquired, liabilities assumed and consideration for is as follows:
                                    Allocated
                                                                       AMOUNT

            Current assets                                            $107,380
            Non-current assets                                          40,941
            Current liabilities                                       (184,431)
            Long-term liabilities                                      (36,612)
            Client lists and intangible assets                         522,722
                                                                       -------
                                                                      $450,000

            CONSIDERATION PAID                                        AMOUNT

            Cash                                                      $150,000
            8% Note payable - payable in 2007                          150,000
            Common stock -                                             150,000
                                                                       -------
                                                                      $450,000

           Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

          For Nine months period
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                        2003           2002
                                                  ------------------------------
                                                  (Unaudited)       (Unaudited)
Revenue                                            $2,685,616       $  754,944
                                                                     2,405,865
Net profit for the period                          $  256,070       $  280,609
Net profit per share                               $     0.02       $     0.03


CREDIT FACILITY:

Subsequent to September 30, 2003, the Company entered into an agreement under which a lender will advance the company 90% of its eligible outstanding accounts receivable, up to a maximum of $2 million, and with an initial advance of $500,000. The credit facility is secured by a charge against all of the assets of the corporation. It also contains a conversion privilege that allows each of the Company and the lender to convert, at a fixed conversion price, a portion or all of the loan to equity.

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

OVERVIEW

PracticeXpert, Inc., a Nevada corporation (the "Company"), was incorporated under the name Engineering Services, Inc., on July 13, 1984. Subsequently the Company went through a series of name changes and changes in its business activities. On November 27, 2000, the Company changed its name to Thaon Communications, Inc. As Thaon, the Company acquired and/or started a number of media and communications businesses, all of which were ultimately discontinued.

On April 11, 2003, the Company entered into a stock purchase agreement with Practice Xpert Services Corp., a California corporation, ("PXSC"). Pursuant to the Purchase Agreement, which closed on April 11, 2003, the Company purchased 92% of PXSC's outstanding common stock in exchange for newly issued shares of the Company's common stock and shares of the Company's Preferred Series C stock to former owners of PXSC (the "Selling Shareholders"). As a group, the Selling Shareholders received 7,670,5965 (post split) shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of the Company's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the officers of the Company resigned and the board of directors appointed officers of PXSC's as the Company's officers.

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

On September 10, 2003, the Company entered into a stock transfer agreement to transfer 100% of the Company's holdings in PTS, Castpro. Com and PTD to Future Options, Inc. Future Options, Inc. assumed full obligations of these entities. These subsidiaries were all non-operating subsidiaries and relate to the Company's former discontinued business operations.

On September 30, 2003, the Company purchased the remaining 8% of PXSC's outstanding common stock that is did not own by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock to the remaining PXSC stockholders.

PRACTICE XPERT

PracticeXpert, Inc., through it primary operating subsidiary, Practice Xpert Services Corp. ("PXSC") is a healthcare technology and services company that is in the business of developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. Its services revolve around its hand-held patient encounter system, PXpert(TM), and include medical billing, collections, transcription, clinical trial accruals, contracting and practice management. PXSC has sought patent protection for the PXpert system by filing a U.S. Patent Application. PXSC bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers. PXSC, through its operating subsidiaries in California, Idaho, and Montana currently provides services to physicians in a number of states, including Alaska, California, Idaho, Montana, Washington and Nevada. PXSC employs approximately xx people, and has grown by utilizing a strategy of acquiring operating medical billing companies, then using its technology to improve operational efficiencies for its customers, and to reduce operating expenses of the business.

RESULTS OF OPERATIONS

The following sections discuss the results of operations for the third quarter and nine month period ended September 30, 2003 compared to the results of operations for the third quarter and nine month period ended September 30, 2002 and were derived from our financial statements and notes thereto included in this quarterly report which are unaudited, and related records. Historical results are not necessarily indicative of results that may be expected for any future period. The following information data should be read in conjunction with our unaudited financial statements, including the related footnotes.

Net revenue was $904,658 for the three months ended September 30, 2003 compared to $656,320 for the three months ended September 30, 2002. Revenues in the 2003 period were greater as a result of new business, and as a result of the acquisition of Healthcare Billing Solutions, Inc., which occurred during the third quarter of 2003.

Net revenues for the nine months ended September 30, 2003 were $2,347,303 as compared to net revenues for the nine months ended September 30, 2002 of $2,103,132. Revenues in the nine month period in 2003 period were also greater as a result of new business, and as a result of the acquisition of Healthcare Billing Solutions, Inc., which occurred during the third quarter of 2003.

Our operating expenses for the three months ended September 30, 2003 were $1,494,578 compared to $644,070 for the three months ended September 30, 2002. Operating expenses increased in 2003 over 2002 due to expenses related to servicing new business, costs associated with merging Practice Xpert into Thaon Communications, and costs associated with being a publicly traded company. Also, during the quarter the Company incurred certain expenses as it continued to put into place its national sales and marketing strategy, incurred expenses related to its continued pursuit of acquisition opportunities and continued to incur expenses related to the ongoing development of its patent-pending software.

Our operating expenses for the nine months ended September 30, 2003 were $3,400,908, compared to $2,046,454 for the nine months ended September 30, 2002. Operating expenses increased in 2003 over 2002 due to expenses related to servicing new business, costs associated with merging Practice Xpert into Thaon Communications, and costs associated with being a publicly traded company. Also, during the nine month period the Company incurred certain expenses as it continued to put into place its national sales and marketing strategy, incurred expenses related to its continued pursuit of acquisition opportunities, and continued to incur expenses related to the ongoing development of its patent-pending software.

We had net income of $1,090,306, or a basic net income per common share of $0.11, and a diluted net income of $0.02 for the three months ended September 30, 2003 compared to a net loss of $35,138, or a basic and diluted net loss per common share of $0.00, for the three months ended September 30, 2002. Net income for the current period includes $537,237 in expenses paid in stock, a $52,326 gain on the settlement of litigation, $1,684,290 recorded as an impairment of goodwill and related to the acquisition of the remaining 8% of Practice Xpert, a $3,433,069 gain on the disposal of non-operating subsidiaries, and $87,729 in accrued dividends on Preferred Stock which are payable in stock, at the Company's option.

We had net income of $281,485, or a basic net income per common share of $0.03, and a diluted net income per common share of $0.01 for the nine months ended September 30, 2003 compared to net income of $267,554, or a basic and diluted net income per common share of $0.03 for the comparable nine months in 2002. The net income for the nine month period includes $921,754 in expenses paid in stock, a $116,761 loss relating to a note that was exchanged for common stock, $296,356 in accrued dividends on Preferred Stock which are payable in stock, at the Company's option, $1,684,290 recorded as an impairment of goodwill and related to the acquisition of the remaining 8% of Practice Xpert, and a $3,433,069 gain on the disposal of non-operating subsidiaries. The net income for the nine month period in 2002 included a gain on the settlement of debt of $302,778.

On September 10, 2003, the Company entered into a stock transfer agreement to transfer 100% of the Company's holdings in PTS, Castpro. Com and PTD to Future Options, Inc. Future Options, Inc. assumed full obligations of these entities. The Company recorded $3,433,069 as a gain on disposal of subsidiaries during the period ended September 30. 2003. These subsidiaries were all non-operating subsidiaries and relate to the Company's former discontinued business operations.

On September 30, 2003, the Company purchased the remaining 8% of PracticeXpert's outstanding common stock that is did not own by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock. This additional investment was recorded as goodwill and the entire amount was written off as impairment of goodwill during the period ended September 30, 2003.

We believe a significant measure of our progress in accomplishing our business objectives is the number of customers we service, the number physicians those customers include, and the number of deployed hand-held devices utilizing our PXpert patient encounter system being used, and paid for, by our customers. As of September 30, 2003 we had 31 customers, which included 60 physicians, and we had 28 hand-held devices utilizing our PXpert patient encounter system being used by our customers.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, PracticeXpert had $61,880 in cash and cash equivalents. Current assets at September 30, 2003 were $362,597, compared to current liabilities of $2,363,663, resulting in a working capital deficit of $2,001,066. This compares to a working capital deficit at the end of September 30, 2003 of $6,064,006. Of the current liabilities at September, 2003, $721,916 relates to dividends payable on Preferred Stock, which may be paid in stock at the Company's option, $422,781 relating to subscriptions agreements for stock not yet issued and approximately $322,000 is due to, or advances from, officers and directors of the company.

Our only sources of liquidity are our bank accounts, our unused credit facilities, which at September 30, 2003 were fully drawn and our revenues. In conjunction with the completion of the acquisition of PXSC we began a process of diligently seeking capital for the firm to allow us to embark on a program of expansion for PXSC, as well as pay certain obligations resulting from the operations of Thaon prior to its acquisition of PXSC. We raised approximately $111,559 during the nine months ended September 30, 2003 from the sale of stock to investors, and were able to acquire in approximately $922,000 worth of business services in exchange for stock.

We continue to seek capital, primarily for expansion plans, but through to the end of September 30, 2003 we have received no material commitments for capital and there can be no assurances that we will receive the needed investment capital to fully execute on our business plans, pay off any of the outstanding liabilities, and/or maintain operations. (See "Subsequent Events")

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business. However, we believe cash generated from net revenues will be sufficient to fund all of our general and administrative expenditures for the next twelve months.

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

SUBSEQUENT EVENTS

On November 17, 2003, the Company entered into an agreement under which a lender will advance the company 90% of its eligible outstanding accounts receivable, up to a maximum of $2 million, and with an initial advance of $500,000. The credit facility is secured by a charge against all of the assets of the corporation. It also contains a conversion privilege that allows each of the Company and the lender to convert, at a fixed conversion price, a portion or all of the loan to equity.

On November 10, 2003, the Company completed the acquisition of National Healthcare Management Services, Inc. ("NHMS"). NHMS is located in West Virginia and provides medical billing, practice management and transcription services to physician practices and dental offices located in West Virginia, Maryland, Ohio, North Carolina, South Carolina and New Jersey.

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

                           PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 22, 2002, Woltjen Law Firm, PLLC sued the Company and certain former officers and/or directors of the Company. The plaintiff alleged that it was fraudulently induced by the Company to provide legal services by false promises of payment and that the Company is in breach of contract. In an effort to settle this matter, the Company agreed to make periodic payments to Woltjen. Payments were made to the satisfaction of the plaintiff and the legal action was dismissed on October 6, 2003.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 2003, the Company issued common stock in exchange for various services as follows: 97,238 shares of common stock in payment of directors and advisors fees recorded in the financial statements as $142,979; 3,125 shares of common stock in payment of interest recorded in the financial statements as $3,723; 92,500 shares of common stock in payment of sales and marketing expenses recorded in the financial statements as $98,345; 22,223 shares of common stock in payment of investor relations services recorded in the financial statements as $25,334; 27,499 shares of common stock in payment of employee compensation recorded in the financial statements as $30,634; 178,000 shares of common stock in payment of business consulting services recorded in the financial statements as $196,882; and 35,000 shares of common stock in payment of legal fees recorded in the financial statements as $39,340.

During the three months ended September 30, 2003 the Company issued 162,491 shares of common stock for cash received during the current and prior period of $60,950. Also during the period the Company issued 5,500 shares of common stock in payment of accrued interest of $9,720 and 45,000 shares of common stock in payment of outstanding accounts payables recorded in the financial statements as $58,350.

During the quarter ended September 30. 2003, the Company issued 1,150,000 shares of the Series A convertible Preferred shares to the shareholders for exchange of the Preferred Series A stock of PracticeXpert Services, Corp. for the same number of shares.

During the quarter ended September 30, 2003, 2,000,000 shares of the Series D convertible Preferred stock were converted into 1,754,386 shares of common stock.

During the quarter ended September 30, 2003, the Company issued 10,000 shares of common stock valued at $10,910 to purchase Healthcare Billing Solutions, Inc. as part of the purchase price for that business.

On September 30, 2003, the Company purchased the remaining 8% of PXSC's outstanding common stock by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock to the remaining PXSC stockholders.

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

32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


2.       Reports on Form 8-K filed:

(a) On July 25, 2003, the Company filed a Current Report on Form 8-K to report its sale of all of the outstanding stock of The Clover, Inc.

(b) On August 20, 2003 the Company filed a Current Report on Form 8-K/A to amend the 8-K filed on April 22, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRACTICEXPERT, INC.


DATED: November 20, 2003                  By: /s/ Jonathan Doctor
                                              -------------------
                                              Jonathan Doctor
                                              Chief Executive Officer, Director
                                              (Principal Executive Officer)


DATED: November 20, 2003                  By: /s/ Michael Manahan
                                              -------------------
                                              Michael Manahan
                                              Chief Financial Officer, Director
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)