Form 10KSB
period 2003-12-31
PRACTICEXPERT INC
filed 2004-04-14
CIK 1113679

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2003.


                                    Commission file number: ____________________


                               PRACTICEXPERT, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            NEVADA                                             87-0622329
------------------------------                           ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


                 2150 CAHUENGA BLVD. #215, TOLUCA LAKE, CA 91602
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (818) 655-9945
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

      The issuer's total  consolidated  revenues for the year ended December 31,
2003,  were  $3,379,258,   net  of  revenues  from  discontinued   operation  of
subsidiaries.

      The aggregate market value of the registrant's common stock, $0.001 par value held by non-affiliates was approximately $9,276,000, based on the closing price for the common stock on March 19, 2004. Shares of Common Stock known by the registrant to be beneficially owned by the registrant's directors and the registrant's executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. On March 19, 2004, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 23,275,934.

                                TABLE OF CONTENTS

PART I............................................................................................................1
     ITEM 1.      DESCRIPTION OF BUSINESS.........................................................................1
     ITEM 2.      DESCRIPTION OF PROPERTY.........................................................................5
     ITEM 3.      LEGAL PROCEEDINGS...............................................................................5
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................6

PART II...........................................................................................................7
     ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
                  EQUITY SECURITIES...............................................................................7
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......................................9
     ITEM 7.      FINANCIAL STATEMENTS...........................................................................13
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........35
     ITEM 8A.     CONTROLS AND PROCEDURES........................................................................35

PART III.........................................................................................................36
     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................36
     ITEM 10.     EXECUTIVE COMPENSATION.........................................................................37
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.40
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................44
     ITEM 13.     EXHIBITS LIST AND REPORTS ON FORM 8-K..........................................................44

INDEX TO EXHIBITS................................................................................................46

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL HISTORY OF COMPANY

      PracticeXpert, Inc., a Nevada corporation (the "Company"), was incorporated under the name Engineering Services, Inc., on July 13, 1984. Subsequently the Company went through a series of name changes and changes in its business activities. On November 27, 2000, the Company changed its name to Thaon Communications, Inc. As Thaon, the Company acquired and/or started a number of media and communications businesses, all of which were ultimately discontinued or sold.

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

      On June 27, 2003, the Company entered into a stock purchase agreement for the sale of all of the issued and outstanding stock of the Clover, Inc., to a former member of Thaon's board of Directors. Pursuant to the Agreement, the Company sold 100% of the outstanding stock of the Clover, Inc., for consideration of 100,000 shares of the Company's common stock owned by him. The Clover was the only remaining operating subsidiary of the Thaon business units.

      On or about July 15, 2003 the Company filed a revision to it articles of incorporation with the State of Nevada and changed its name from Thaon Communications, Inc. to PracticeXpert, Inc. so that its name would better reflect the primary business of the Company.

      On July 31, 2003 the Company acquired all of the outstanding stock of Healthcare Billing Solutions, Inc., Great Falls, Montana, a small medical billing and practice management company operating in the Great Falls area, for 10,000 shares of the Company's common stock and the assumption of a $10,000 note.

      On September 10, 2003, the Company entered into a stock transfer agreement to transfer 100% of the Company's holdings in PTS, Castpro.com and PTD to Future Options, Inc. Future Options, Inc. assumed all obligations of these entities. These subsidiaries were all non-operating subsidiaries and relate to the Company's former discontinued business operations.

      On September 30, 2003, the Company purchased the remaining 8% of PXSC's outstanding common stock that it did not own by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock to the remaining PXSC stockholders.

      On November 1, 2003 the Company acquired all of the outstanding stock of National Health Care Management Services, Inc., Buckhannon, West Virginia, a medical billing and practice management company providing services to physicians in West Virginia and surrounding states, for $150,000 worth of the Company's common stock, $150,000 in cash and a $150,000 seller note payable over four years.

BUSINESS OVERVIEW

      PracticeXpert, Inc. ("PXPT", "PracticeXpert", or the "Company"), a healthcare services and technology company, is in the business of providing "turn-key" administrative services to, as well as developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for, medical practitioners. Our services revolve around our flagship Revenue Management System, PXPERT(TM), and include medical billing and accounts receivable management, practice management, transcription, and consulting. Where applicable, PracticeXpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers. The PXPERT system provides for data capture in the physician's office, utilizing a hand-held pocket pc, or other remote data capture device. Further, the data undergoes an electronic data review at point of entry, allowing for the immediate correction of input errors on medical claims data.

      We completed beta testing of our system in early 2002 and subsequently embarked on a growth strategy under which we began acquiring independently owned medical billing service and practice management companies in what is a fragmented industry characterized by "mom and pop" operations. During 2002 we successfully completed two acquisitions, and began the process of "creeping" our technology solutions into the existing customer base. To the medical practitioner, adopting PXPERT is financially attractive as there is no additional cost to the user and using the system has a positive impact on cash flow. During 2003 we acquired two additional medical billing and practice management companies and formed a subsidiary, PracticeXpert of Texas, Inc. to provide a full range of practice management services in Texas. Customers of the acquired companies have been receptive to adopting the new technology, and as a result at December 31, 2003 PracticeXpert had successfully deployed, and had in use in a variety of medical settings, approximately 30 hand-held devices operating our PXPERT Revenue Management System.

      The financial impact to PracticeXpert of having its customers adopt the PXPERT system is significant. Medical billing is basically an outsourced labor business, with labor and labor related costs accounting for between 70% and 80% of all expenses. Of that, up to 35% of labor is directly tied into basic data entry and error correction from paper encounter forms submitted by the medical practitioner. For those customers using a hand-held or other remote input device the "charge-entry" data entry function is eliminated, as are a majority of the coding errors, thus providing immediate and substantial savings in labor costs, and freeing up employees to focus on problem solving and collections. Additionally, a portion of this labor savings can be passed on to the medical practitioner as a further incentive to use the technology.

      We are continuing on our plan of acquiring other medical billing and related services companies and continue with the process of creeping our technology into our customer base. We are currently in varying stages of negotiations to acquire a number of additional companies. We anticipate future growth will come from a combination of the continuation of acquisition strategy, and from new business generated through both our corporate and divisional sales and marketing initiatives.

MARKETS AND COMPETITION

      The outsourced medical billing and practice management industry is a multi-billion dollar industry servicing a growing number of physicians who contract with outsourced service providers. There are approximately 700,000 licensed physicians in the United States. Of particular interest to PracticeXpert are the over 200,000 community-based specialists in the United States because specialists tend to bill substantially more than general practitioners, and specialists tend to deal with more complex insurance and Medicare rules, making their need for competent and knowledgeable billing so much the greater.

      We market our services to physicians and physicians groups throughout the United States through our operating divisions, and through our corporate new business development team. Our operating divisions market our services through seminars, conferences, consultations and referrals. Our corporate new business development team markets our services through strategic relationships with other healthcare providers, with organizations that provide other services to our target customer base, and through a network of independent sales representatives.

      The industry is fragmented, characterized by thousands of small "mom and pop" operations. We believe that a significant reason for the fragmentation is the fact that medical billing is labor intensive, thus building a large medical billing company, without the introduction of labor saving technology, does not provide economies of scale. The outsourced physician services industry is highly competitive. We compete with other medical billing and practice management services companies, both large and small, and with practice management software providers that sell their software to physician customers who would rather perform these business functions in-house as opposed to outsourcing. Competition is based upon the billing service company's relationship with its physician customers, pricing, quality of collections and coding, use of technology and the delivery of quality management services.

PRODUCT AND SERVICE

      PracticeXpert stratifies its service offerings into four products; the PXPERT Revenue Management System, transcription, practice management, and consulting.

      PracticeXpert has developed a revenue management system (medical billing and accounts receivable management), called PXPERT, which automates and streamlines data capture, billing, and documentation for medical providers. The system provides for data capture in the physician's office through a hand-held pocket pc or other remote data capture device. Through customizable, specialty-focused templates, physicians can electronically complete a patient encounter form and dictate notes from patient visits. The specialty-focused templates are embedded with thousands of local payer and medical policy rules to reduce the frequency of rejected claims as well as ensure that the appropriate diagnosis code (disease classification) and procedure codes (treatments performed) are selected. The revenue management software is a considerable benefit for physicians as they may lose thousands of dollars per month due to inaccurate coding and lost charges. Additionally, PXPERT can significantly reduce or eliminate the need for a manual review and redundant administrative activities by the billing manager, nurse, or physician. PXpert bundles our proprietary software delivered over a hand-held platform, with our extensive knowledge of medical billing. However, for those physicians not interested in using hand-held technology, we can still provide a top-quality traditional, paper- based billing solution.

      In addition to medical billing and accounts receivable management, PracticeXpert also offers more complete practice management services to physicians, which may include such activities as contract negotiation, credentialing, accounting, payroll, purchasing, and human resources. Typically the services to be provided are client specific, based upon that client's particular needs in his or her medical practice.

      We also provide transcription services to physicians. Physicians are required to maintain notes in the patient's file relating to the treatment, diagnosis and observations of the physician as to the patient's condition. Historically, physicians would maintain such notes longhand. Today, many physicians dictate their notes into a recording device. The files on the recording device are transmitted to transcribers, who type the information into a word-processing document, and return the typed information to the physician for inclusion in the patient's records.

      Finally, we provide a variety of consulting services to physicians, including such activities as analyzing current work flow to uncover inefficiencies, auditing current billing procedures to identify errors or problems, assisting with office design and layout and setting up new physician practices.

      Our services are typically provided to our physician customers under service agreements that range from one to three years and typically renew automatically. We charge physicians for our PXPERT(TM) Revenue Management System a percentage of the physician billings that we collect on their behalf. Typical services rates are in the range of 7% to 8% of collections, are competitive with the market, and may be higher or lower depending upon the breadth of services being provided and the complexity of the billing operations. Other services, such as transcription, practice management and consulting, are charged at industry competitive rates. As of December 31, 2003 we provide services to approximately 200 physicians through 53 clients in 14 states.

HEALTHCARE INDUSTRY

      Our business is affected by the general trends in the healthcare industry. As healthcare costs have risen over the years, increasing focus has been placed upon the costs associated with the delivery of healthcare. Consequently, payers such as insurance companies and Medicare have embarked on programs to limit or even reduce reimbursement to medical practitioners. These changes have increased the demand for products and services, such as ours, that assist medical practitioners in dealing with the complexity of medical billing and reimbursement, while allowing them more time to focus on quality of care for their patients.

      Governments and private payers have developed initiatives to reduce payments for healthcare services, all of which may affect our revenues, as our revenues are typically based upon what we are able to collect for our physician customers. Further, to the degree that payers increase the complexity of the billing and payment process, we may experience increased costs related to the providing of our services.

      Government regulations and standards for electronic transactions, privacy and information security issued under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") are major issues in the healthcare industry, and are a major concern to us. Although we do not expect the cost of complying with HIPAA to have a material effect on our operations, these regulations may require us to enhance or revise our products and services, and how we deliver them. They may also create additional demand for our services as medical practitioners struggle to deal with these regulations.

REGULATIONS

      The Company's business is subject to numerous federal and state laws and to a broad range of complex regulations, programs to combat fraud and abuse and increasing restrictions on reimbursement for healthcare services. Each of the major federal healthcare payment programs (Medicare, Medicaid and TRICARE) has its own set of complex and sometimes conflicting regulations. Additional regulations have been mandated by the Balanced Budget Act and HIPAA, and a number of states have also imposed significant regulatory programs applicable to billing and payment for healthcare services.

      The federal government has maintained a significant emphasis on the prevention of healthcare fraud and abuse. Pursuant to the False Claims Act, the Medicare and Medicaid Patient and Program Protection Act of 1987 and HIPAA, the federal government has statutory authority to impose both civil and criminal sanctions and penalties for submission of false claims to governmental payers. Civil monetary penalties of up to $50,000 per offense may be imposed, as well as exclusion from participation in Medicare and other governmental healthcare programs. In addition, the False Claims Act allows a private party to bring a "qui tam" or "whistleblower" suit alleging the filing of false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any damages and civil penalties paid to the government. The U.S. Health Care Financing Administration ("HCFA") also offers rewards for information leading to recovery of Medicare funds, and HCFA has begun to engage private contractors to detect and investigate fraudulent billing practices.

      In accordance with HIPAA, final rules were published in 2000 regarding the standards for electronic transactions as well as standards for privacy of individually identifiable health information. These rules set new or higher standards for the healthcare industry as to handling healthcare transactions and information, with penalties for noncompliance.

      The transaction standard regulations establish electronic standards for eight of the most common healthcare transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under these standards, any party transmitting or receiving health transactions electronically will send and receive data in a single format, rather than the large number of different data formats currently used.

      The Company handles patient health information in the ordinary course of its business. HIPAA privacy standards require the Company to establish safeguards with regard to security, access and use of the information, to restrict the manner in which the information is used by other parties and to provide access to individuals to inspect and correct the information. Failure to do so may result in governmental enforcement actions. There are also state privacy actions that can be brought by individuals who believe their personal information has been misused.

      The Company has a well-established compliance program modeled after the Office of Inspector General's ("OIG") Compliance Program Guidance for Third-Party Medical Billing Companies that is designed and maintained to detect and prevent regulatory violations. The Company believes its compliance program is effective. However, a compliance program cannot be expected to provide absolute assurance of compliance with the law. The existence of an effective compliance program, though, may reduce the severity of civil and criminal sanctions for certain healthcare related offenses. We believe we are in material compliance with all federal and state health care regulations governing medical billing.

EMPLOYEES

      As of March 19, 2004, the Company had a total of 77 employees employed full-time and 14 independent workers engaged on a subcontract basis.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's principal executive office is leased and is located in Toluca Lake, California. These offices are shared with one of the Company's operating subsidiaries. The lease for that office expires in December, 2009. In addition to its principal office, the Company operates four other business offices located in West Virginia, Idaho, Montana and Texas. All of the other facilities are leased at market rates from non-affiliates with expiration dates that vary through October, 2007. Although the facilities vary in terms of age and condition, management believes that these facilities have generally been well maintained and are adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

      In 2002, the landlord of the building where the corporate office was located until May of 2002 filed a Complaint against the Company for unpaid rent in the amount of $212,000. On July 18, 2003 the Company settled the complaint for a cash payment of $20,000.

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

      On August 19, 2002, a lawsuit initiated by Simon G. Talbot and Corey K. Quinn, former officers and directors of the Company, against the Company, certain former officers and/or directors and Mr. Kevin Quinn was settled out of court. All payments due under the settlement were made during the fourth quarter of 2003 and the first quarter of 2004, and the action was dismissed accordingly.

      From time to time, we become involved in various lawsuits, claims and proceedings related to the conduct of our business. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management does not believe that the disposition of any pending matters is likely to have a material adverse effect on our financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on the results of operations for that period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is quoted on the OTC Bulletin Board under the symbol "PXPT".

      The high and low closing bid and ask prices for the fiscal years 2002 and 2003, and for the first quarter of 2004, are as follows:


     Year     Quarter                   High*              Low*

     2002     First                     $12.25            $0.70
              Second                    $ 1.45            $0.15
              Third                     $ 0.45            $0.10
              Fourth                    $ 0.35            $0.05

     2003     First                     $ 0.20            $0.02
              Second                    $ 0.51            $0.07
              Third                     $ 1.80            $0.06
              Fourth                    $ 1.00            $0.55

     Year     Quarter                    High              Low

     2004     First                     $ 0.65            $0.56

* On January 10, 2003 the Company effectuated a 1 for 50 reverse stock split. On July 17, 2003, the Company effectuated a 1for 20 reverse stock split. These prices reflect post-split values.

      As of March 19, 2004, there were approximately 23,275,934 shares of common stock issued and outstanding held by approximately 2,350 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

      During the year ended December 31, 2003, 234,914 shares of Series B convertible Preferred stock were converted to 2,349,140 shares of common stock.

      During the year ended December 31, 2003, 2,000,000 shares of Series D convertible Preferred stock were converted into 1,754,386 shares of common stock.

      During the year ended December 31, 2003, the Company issued 555,161 shares of common stock for cash amounting $249,073.

      During the year ended December 31, 2003, the Company issued common stock in exchange of various services as follows:

      During the year ended December 31, 2003, the Company issued 299,286 shares of common stock as promotional and marketing fees amounting to $199,948. The Company issued 912,658 shares of common stock for legal and consulting services amounting to $1,069,420. The Company issued 8,625 shares of common stock for interest amounting to $13,443 and 25,405 shares for dividend payment amounting to $17,897. The Company issued 27,499 shares of common stock for employee bonuses amounting to $30,624. The Company issued 500 shares of its common stock for charitable contributions amounting to $422. The Company issued 104,216 shares of common stock for a legal settlement amounting $82,956. The Company issued 92,195 shares of common stock valued at $123,828 for the payment of accounts payables. The Company issued 107,238 shares of common stock for directors' and advisory board member fees amounting $144,746. The Company issued 200,000 shares of common stock as collateral on a note.

      During the year ended December 31, 2003, the Company issued 125,000 shares of common stock for subscription receivable of $35,000.

      During the year ended December 31, 2003, the Company issued 10,000 shares of common stock valued at $10,910 to purchase Healthcare Billing Solutions, Inc.

      During the year ended December 31, 2003, the Company issued 8,143,456 shares of common stock to purchase Practice Xpert Services Corporation valued at $14,129,238.

      During the year ended December 31, 2003, the Company issued 191,815 shares of common stock to purchase National Health Care Management Services, Inc. valued at $150,000.

      The foregoing transactions were exempt from Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

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

GENERAL

      PracticeXpert, Inc., a Nevada corporation (the "Company"), was incorporated under the name Engineering Services, Inc., on July 13, 1984. Subsequently the Company went through a series of name changes and changes in its business activities. On November 27, 2000, the Company changed its name to Thaon Communications, Inc. As Thaon, the Company acquired and/or started a number of media and communications businesses, all of which were ultimately discontinued or sold.

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

      On June 27, 2003, the Company entered into a stock purchase agreement for the sale of all of the issued and outstanding stock of the Clover, Inc., to a former member of Thaon's board of Directors. Pursuant to the Agreement, the Company sold 100% of the outstanding stock of the Clover, Inc., for consideration of 100,000 shares of the Company's common stock owned by him. The Clover was the only remaining operating subsidiary of the Thaon business units.

      On or about July 15, 2003 the Company filed a revision to it articles of incorporation with the State of Nevada and changed its name from Thaon Communications, Inc. to PracticeXpert, Inc. so that its name would better reflect the primary business of the Company.

      On July 31, 2003 the Company acquired all of the outstanding stock of Healthcare Billing Solutions, Inc., Great Falls, Montana, a small medical billing and practice management company operating in the Great Falls area, for 10,000 shares of the Company's common stock and the assumption of a $10,000 note.

      On September 10, 2003, the Company entered into a stock transfer agreement to transfer 100% of the Company's holdings in PTS, Castpro.com and PTD to Future Options, Inc. Future Options, Inc. assumed all obligations of these entities. These subsidiaries were all non-operating subsidiaries and relate to the Company's former discontinued business operations.

      On September 30, 2003, the Company purchased the remaining 8% of PXSC's outstanding common stock that it did not own by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock to the remaining PXSC stockholders.

      On November 1, 2003 the Company acquired all of the outstanding stock of National Health Care Management Services, Inc., Buckhannon, West Virginia, a medical billing and practice management company providing services to physicians in West Virginia and surrounding states, for $150,000 worth of the Company's common stock, $150,000 in cash and a $150,000 seller note payable over four years.

SIGNIFICANT ACCOUNTING POLICIES

      REVENUE RECOGNITION - The majority of the Company's revenue is generated from medical billing and accounts receivable management, which is a fundamental deliverable service of the PXPERT Revenue Management System. Fees for these services are primarily based on a percentage of net collections on our clients' accounts receivable. Revenue is recognized and our customers are billed when our customers receive payment on those accounts receivable. Revenues on our other services, such as practice management, transcription and consulting, are recognized on a periodic basis, typically monthly, as services are performed for our clients.

      CLIENT LISTS - The clients acquired through acquisition are valued based on a discounted cash flow formula that considers projected client profitability, projected client growth rate and projected client retention rate. The Client Lists are reviewed regularly by management and the value of the Client Lists are adjusted for any impairment in client value. The Client Lists are amortized based upon the expected maximum retention life of each client at the time of acquisition, generally between two and nine years.

RESULTS OF OPERATIONS

      The following sections discuss the results of operations. See notes to the Consolidated Financial Statements and Independent Auditors Report for additional information.

YEAR 2003 COMPARED TO YEAR 2002

      Consolidated net revenue for the year ended December 31, 2003 was $3,379,258 as compared to consolidated net revenue for the year ended December 31, 2002 of $1,852,934, an increase of $1,526,324 or 82%. Revenues increased as a result of the recording of a full year's worth of revenues for KR Johnson and Associates, Inc., acquired in July 2002, and Healthcare Administrative Management Corporation, acquired in April 2002, as opposed to 2002, in which year revenues were recorded for these operating divisions only from the date of acquisition through to December 31. Revenues also increased in 2003 as a result of the completion of two acquisitions during 2003, Healthcare Billing Solutions, Inc. in August, 2003 and National Healthcare Management Services, Inc. in November 2003. Finally, revenue also increased as a result of the Company's sales and marketing activities, which generated additional business from new clients during 2003.

      Consolidated operating expenses for the year ended December 31, 2003 were $5,580,721 as compared to consolidated operating expenses for the year ended December 31, 2002 of $2,112,533, an increase of $3,468,188 or 163%. Operating expenses increased, in part, as a result of the recording of a full year's worth of operating expenses for KR Johnson and Associates, Inc., acquired in July 2002, and Healthcare Administrative Management Corporation, acquired in April 2002, as opposed to 2002, in which year operating expenses were recorded for these operating divisions only from the date of acquisition through to December
31. Operating expenses also increased in 2003 as a result of the completion of two acquisitions during 2003, Healthcare Billing Solutions, Inc. in August, 2003 and National Healthcare Management Services, Inc. in November 2003.

      Of the operating expenses, $3,257,178 are expenses incurred by the operating divisions directly associated with the servicing of clients and the generation of revenue.

      Of the operating expenses, $2,323,543 are expenses incurred for corporate overhead, including consultants and advisors engaged to assist with financing and acquisitions ($1,070,505), investor relations ($145,956), sales and marketing ($353,103), directors fees ($145,956), amortization of client lists ($217,690), auditing fees ($132,250) and legal fees ($67,598). Corporate overhead expenses increased substantially in 2003 over 2002 in conjunction with the Company merging into the public entity, as the Company stepped up its acquisition and fund raising activities, and as the Company embarked on a program to build a national sales and marketing team. During the year approximately $1,910,000 in services (including the settlement of debt) were obtained by issuing stock, most of which was restricted. In accordance with prescribed accounting regulations, services acquired through the issuance of restricted stock are valued based upon the market value of an equivalent quantity of free trading stock at the time the stock is issued.

      We reported net income of $623,414, or a basic net income per common share of $0.07 and a fully diluted net income per common share of $0.01 for the year ended December 31, 2003 compared to a net loss of $95,244, or a basic and diluted net loss per common share of $0.02 for the year ended December 31, 2002. The net income for the year includes $1,786,341 in expenses paid in stock, $175,678 non-cash expense for impairment of client lists, $321,221 in accrued dividends on Preferred Stock which are payable in stock, at the Company's option, and a one-time gain of $3,433,069 on the disposal of subsidiaries and their related discontinued operations. The net income for the year ended December 31, 2002 included a gain on the settlement of debt of $302,779.

      We believe a significant measure of our progress in accomplishing our business objectives is the number of customers we service, the number physicians those customers include, and the number of deployed hand-held devices utilizing our PXpert Revenue Management System being used, and paid for, by our customers. As of December 31, 2003 we had 53 customers, which included approximately 200 physicians, and we had approximately 30 hand-held devices utilizing our PXpert Revenue Management System being used by our customers.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003, PracticeXpert had $71,017 in cash and cash equivalents. Current assets at December 31, 2003 were $510,488, compared to current liabilities of $2,518,779, resulting in a working capital deficit of $2,008,291. Of the current liabilities at December 31, 2003, $728,884 relates to dividends payable on Preferred Stock, which may be paid in stock at the Company's option, and $422,781 relates to subscription agreements for stock not yet issued.

      Our only sources of liquidity are our bank accounts, our unused credit facilities, which at December 31, 2003 were fully drawn and our revenues. Earlier in the year we began a process of diligently seeking capital for the firm to allow us to embark on a program of expansion, as well as pay certain obligations resulting from the operations of Thaon prior to its acquisition of PraticeXpert. We raised $272,877 during the year ended December 31, 2003 from the sale of stock to investors, and were able to acquire in excess of $1,910,000 worth of business services in exchange for stock. We continue to seek capital, primarily for expansion plans, but there can be no assurances that we will receive the needed investment capital to fully execute on our business plans, pay off any of the outstanding liabilities, and/or maintain operations.

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

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

      Annual and quarterly fluctuations in our results of operations may be caused by the timing and amount of payments received by our customers, upon which the bulk of our revenues are based. Our future results also may be affected by a number of factors, including our ability to offer our services at competitive prices and to anticipate customer demands. Our results may also be affected by economic conditions in the geographical areas in which we operate. All of the foregoing may result in substantial unanticipated quarterly earnings shortfalls or losses. Due to all of the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

INFLATION

      We believe that our revenue and results of operations have not been significantly impacted by inflation since we began operations.

SUBSEQUENT EVENTS

      On March 1, 2004 a recently formed 100% owned subsidiary of PracticeXpert, PracticeXpert of Texas, Inc., acquired the business and related assets of Singer MedScript, a medical transcription company located in Houston, Texas, for $150,000 in cash and a $150,000 three year interest bearing seller note.

ITEM 7. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
PracticeXpert Inc.
(Formerly, Thaon Communications, Inc.)

We have audited the accompanying consolidated balance sheets of PracticeXpert Inc. (Formerly, Thaon Communications, Inc), a California corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PracticeXpert, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $7,634,312 including the total shareholders' deficit amount of $466,911 on December 31, 2003. These factors as discussed in Note 16 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
April 9, 2004

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

CURRENT ASSETS:
    Cash & cash equivalents                                                 $    71,017
    Prepaid expenses                                                            104,854
    Accounts receivable, net                                                    333,999
    Other current assets                                                            618
                                                                            -----------
           Total current assets                                                 510,488

PROPERTY AND EQUIPMENT, NET                                                     184,071

OTHER ASSETS
    Deposits                                                                      7,235

INTANGIBLES:
    Software, net                                                               398,365
    Client lists, net                                                         1,724,559
                                                                            -----------
                                                                            $ 2,824,718
                                                                            ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable & accrued expenses                                     $   747,566
    Notes payable - related party                                               162,924
    Notes payable                                                               276,349
    Advances                                                                    422,781
    Other current liabilities                                                   180,275
    Dividends payable                                                           728,884
                                                                            -----------
           Total current liabilities                                          2,518,779

Note Payable, related party - long term                                         253,616
Note Payable - long term                                                         19,234
Convertible note                                                                500,000

COMMITMENTS

STOCKHOLDERS' DEFICIT
    Preferred stock - unclassified, authorized shares
      36,000,000, none issued
    Preferred stock - Series A convertible 6%, $1 par value,
      authorized shares 3,000,000, issued and outstanding 1,650,000           1,650,000
    Preferred stock - Series B convertible 8%, $1 par
      value, authorized shares 2,000,000, issued and
      outstanding 197,783                                                       197,783
    Preferred stock - Series C convertible 6%, $.001 par value,
      authorized shares 2,000,000, issued and outstanding 1,983,736               1,984
    Preferred stock - Series D convertible 6%, $1 par value;
      authorized shares 3,000,000, issued and outstanding 100,000               100,000
    Preferred stock - Series E convertible 8%, $.001 par value;
      authorized shares 2,000,000, issued and outstanding 120,000                   120
    Preferred stock - Series F convertible 8%, $.001 par value;
      authorized shares 2,000,000, issued and outstanding 50,000                     50
    Common stock, $.001 par value; authorized shares 200,000,000;
      issued and outstanding 11,225,102                                          15,388
    Shares to be issued, 13,333 shares of Series F preferred stock, and
       42,286 shares of common stock                                             33,804
    Treasury Stock, 49,000 shares of common stock                              (285,000)
    Subscription receivable                                                     (35,000)
    Additional paid in capital                                                5,488,272
    Accumulated deficit                                                      (7,634,312)
                                                                            -----------
           Total stockholders' deficit                                         (466,911)

                                                                            $ 2,824,718
                                                                            ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATION
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                             2003              2002
                                                        ------------      ------------
NET REVENUE                                             $  3,379,258      $  1,852,934

OPERATING EXPENSES                                         5,580,721         2,112,533
                                                        ------------      ------------

LOSS FROM OPERATIONS                                      (2,201,463)         (259,599)

Non-operating Income (expense):
      Gain on forgiveness of debt                                 --           302,779
      Net loss on legal settlement                           (30,630)               --
      Gain on sales of assets                                 32,361                --
      Impairment of client list                             (175,678)               --
      Impairment of fixed assets                             (25,727)               --
      Interest income                                          2,842             4,665
      Interest expense                                       (87,739)         (102,489)
                                                        ------------      ------------
      Total non-operating income (expense)                  (284,571)          204,955
                                                        ------------      ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (2,486,034)          (54,644)

INCOME TAXES                                                   2,400             1,600
                                                        ------------      ------------

LOSS FROM CONTINUING OPERATIONS                           (2,488,434)          (56,244)

DISCONTINUED OPERATIONS
  Gain on disposal of subsidiaries, net                    3,433,069                --
                                                        ------------      ------------

NET INCOME (LOSS)                                            944,635           (56,244)

Dividend requirement for preferred stock                    (321,221)          (39,000)
                                                        ------------      ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS     $    623,414      $    (95,244)
                                                        ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                              9,545,365         4,190,195
                                                        ============      ============

BASIC NET INCOME (LOSS) PER SHARE                       $       0.07      $      (0.02)
                                                        ============      ============

DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                             45,009,233         4,190,195
                                                        ============      ============

DILUTED NET INCOME (LOSS) PER SHARE                             0.01             (0.02)
                                                        ============      ============

* The basic and diluted net loss per share has been stated to retroactively effect 20:1 reverse split on July 21, 2003.


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          PRACTICEXPERT SERVICES CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      PREFERRED STOCK                  COMMON STOCK
                                              ----------------------------      ---------------------------
                                               NUMBER OF                         NUMBER OF                       ADDITIONAL
                                                SHARES           AMOUNT           SHARES           AMOUNT      PAID IN CAPITAL
                                              -----------      -----------      -----------     -----------      -----------
BALANCE AT DECEMBER 31, 2001                           --               --           86,374          10,037               --

Recapitalization on acquisition                 4,102,697        3,934,826          476,339        (187,230)          10,000

Contribution by shareholers                            --               --               --         155,499               --

Reorganization                                  1,662,352               --        6,837,936              --               --

Acquisitions of HAMC                              205,108               --          843,691          24,438               --

Acquisition of KR Johnson                          49,310               --          202,831           5,875               --

Issuance of shares for cash                        41,966               --          172,622         200,000               --

200,000 shares of preferred
  stock to be issued in exchange
  for common stock issued                              --               --               --        (200,000)              --

Issuance of shares for settlement
  of debt                                         950,000          950,000               --              --               --

100,000 shares of common stock to
  be issued for service                                --               --               --              --               --

Net loss for the year ended
  December 31, 2002                                    --               --               --              --               --
                                              -----------      -----------      -----------     -----------      -----------

BALANCE AT DECEMBER 31, 2002                    7,011,433      $ 4,884,826        8,619,794     $     8,619               --

Issuance of shares for cash                            --               --          555,161             555          248,518

Issuancce of shares for directors' fee                 --               --          107,238             107          144,639

Issuance of shares for interest                        --               --            8,625               9           13,434

Issuance of shares for services                    25,000               25        1,211,944           1,212        1,495,006

Issuance of shares for Bonus                           --               --           27,499              27           30,607

Issuance of shares for goodwill                        --               --              500               1              421

Issuance of shares for legal settlement                --               --          104,216             104           82,852

Issuance of shares for colleteral on note              --               --          200,000             200             (200)

Issuance of shares for dividend payamnet               --               --           25,405              25           17,872

Issuance of shares for subscription                    --               --          125,000             125           34,875

Issuance of shares commited from py                    --               --            5,000               5            4,995

Issuance of preferred stock
  committed from py                               200,000          200,000               --              --               --

Issuance of shares for conversion
  of preferred stock                           (2,234,914)      (2,234,914)       4,103,526           4,104        2,230,810

Cancellation of preferred stock                  (900,000)        (900,000)              --              --          900,000

Issuance of shares for debt settlement                 --               --           92,195              93          123,735

Issuance of shares for acquisition
  of subsidiaries                                      --               --          201,815             202          160,708

Shares to be issued for cash received                  --               --               --              --               --

Net loss for the year ended
 December 31, 2003                                     --               --               --              --               --
                                              -----------      -----------      -----------     -----------      -----------
BALANCE AT DECEMBER 31, 2003                    4,101,519        1,949,937       15,387,918          15,388        5,488,272
                                              ===========      ===========      ===========     ===========      ===========


                                                                                                                TOTAL
                                           SHARES TO      SUBSCRIPTION        TREASURY       ACCUMULATED     STOCKHOLDERS'
                                           BE ISSUED        RECEIVABLE          STOCK           DEFICIT     EQUITY (DEFICIT)
                                           -----------      -----------      -----------      -----------      -----------
BALANCE AT DECEMBER 31, 2001                        --               --               --         (267,715)        (257,678)

Recapitalization on acquisition                     --         (285,000)      (7,894,767)      (4,422,171)

Contribution by shareholers                         --               --               --               --          155,499

Reorganization                                      --               --               --               --               --

Acquisitions of HAMC                                --               --               --               --           24,438

Acquisition of KR Johnson                           --               --               --               --            5,875

Issuance of shares for cash                         --               --               --               --          200,000

200,000 shares of preferred
  stock to be issued in exchange
  for common stock issued                      200,000               --               --               --               --

Issuance of shares for settlement
  of debt                                           --               --               --               --          950,000

100,000 shares of common stock to
  be issued for service                          5,000               --               --               --            5,000

Net loss for the year ended
  December 31, 2002                                 --               --          (95,244)         (95,244)
                                           -----------      -----------      -----------      -----------      -----------

BALANCE AT DECEMBER 31, 2002               $   215,000               --         (285,000)     $(8,257,726)     $(3,434,281)

Issuance of shares for cash                         --               --               --               --          249,073

Issuancce of shares for directors' fee              --               --               --               --          144,746

Issuance of shares for interest                     --               --               --               --           13,443

Issuance of shares for services                     --               --               --               --        1,496,243

Issuance of shares for Bonus                        --               --               --               --           30,634

Issuance of shares for goodwill                     --               --               --               --              422

Issuance of shares for legal settlement             --               --               --               --           82,956

Issuance of shares for colleteral on note           --               --               --               --               --

Issuance of shares for dividend payamnet            --               --               --               --           17,897

Issuance of shares for subscription                 --          (35,000)              --               --               --

Issuance of shares commited from py             (5,000)              --               --               --               --

Issuance of preferred stock
  committed from py                           (200,000)              --               --               --               --

Issuance of shares for conversion
  of preferred stock                                --               --               --               --               --

Cancellation of preferred stock                     --               --               --               --

Issuance of shares for debt settlement              --               --               --               --          123,828

Issuance of shares for acquisition
  of subsidiaries                                   --               --               --               --          160,910

Shares to be issued for cash received           23,804               --               --               --           23,804

Net loss for the year ended
 December 31, 2003                                  --               --               --          623,414          623,414
                                           -----------      -----------      -----------      -----------      -----------
BALANCE AT DECEMBER 31, 2003                    33,804          (35,000)        (285,000)      (7,634,312)        (466,911)
                                           ===========      ===========      ===========      ===========      ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                2003             2002
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                      $   623,414      $   (95,244)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                        359,263          222,177
            Gain on forgiveness of debt                                               --         (302,779)
            Gain on disposal of asset                                            (32,361)              --
            Impairment of goodwill & fixed assets                                201,405               --
            Net loss on legal settlement                                          30,630               --
            Gain on disposal of subsidiaries                                  (3,433,069)              --
            Shares issued for services & directors' fees                       1,641,411               --
            Shares issued for interest & dividend                                 31,340               --
            Shares issued for legal settlement                                    82,956               --
            Shares issued for bonus                                               30,634               --
            Shares to be issued for services                                          --            5,000
            (Increase) decrease in current assets
                    Accounts receivable                                           49,691         (130,834)
                    Inventory                                                     14,500             (500)
                    Prepaid expense                                             (104,854)              --
                    Other current assets                                          53,760           10,242

            Increase(decrease) in current liabilities:
                    Accounts payable and accrued expense                         (87,457)         592,305
                    Other current liabilities                                    (28,144)              --
                    Dividends payable                                            238,770           39,000
            Increase of other assets
                    Deposit                                                           --           (7,235)
                                                                             -----------      -----------
      Total Adjustments                                                         (951,525)         427,376
                                                                             -----------      -----------
            Net cash provided by operating activities                           (328,111)         332,132
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            (Increase) decrease in restricted cash                               175,000           25,000
            Cash received in acquisition of subsidiary                            58,301           78,846
            Cash paid in acquisition of subsidiaries                            (160,000)        (620,738)
            Development of software                                             (292,351)        (191,326)
            Purchase of property & equipment                                     (94,454)        (110,805)
                                                                             -----------      -----------
            Net cash used in investing activites                                (313,504)        (819,023)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceed (payment) of loans from related party                       (121,239)         178,991
            Proceed of notes payable                                             527,022          128,461
            Cash received for issuance of shares                                 249,073               --
            Cash received for shares to be issued                                 23,804          200,000
                                                                             -----------      -----------
            Net cash provided by financing activities                            678,660          507,452
                                                                             -----------      -----------

NET INCREASE IN CASH & CASH EQUIVALENTS                                           37,045           20,561

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                        33,972           13,411
                                                                             -----------      -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                      $    71,017      $    33,972
                                                                             ===========      ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Practice Xpert Services Corp. ("Practice Xpert") was incorporated on August 11, 2001 in the State of California, under the name Care Delivery Services Corporation. On October 22, 2001, the Company filed an amendment to its articles of incorporation to change the Company's name to PracticeXpert Services Corp.

Practice Xpert Services Corp., a healthcare technology and services company, is in the business of developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. Its services revolve around PracticeXpert's flagship Revenue Management System, PXpert(TM), and include medical billing and accounts receivable management, practice management, transcription, and consulting. Where applicable, Practice Xpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers.

On April 11, 2003, Practice Xpert Services Corp. a California corporation, entered into a stock purchase agreement with Thaon Communications, Inc. (`Thaon") Pursuant to the Purchase Agreement, which closed on April 11, 2003, Thaon purchased 92% of Practice Xpert's outstanding common stock in exchange for newly issued shares of Thaon's common stock and shares of Thaon's Preferred Series C stock to former owner of Practice Xpert (the "Selling Shareholders"). As a group, the Selling Shareholders received 7,670,5965 (post split) shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of Thaon's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the officers of Thaon resigned and the board of directors appointed officers of Practice Xpert as the combined company's (the "Company") officers.

On September 30, 2003, the Company purchased the remaining 8% of Practice Xpert's outstanding common stock by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock.

According to the terms of the share exchange agreement, control of the combined companies (the "Company") passed to the former shareholders of Practice Xpert. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Practice Xpert in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of Practice Xpert controlled a majority of the total common shares outstanding immediately following the acquisition. No pro forma financial statements are being presented as the Company had no significant asset prior to the acquisition.

On July 21, 2003, the Company changed its name to PracticeXpert, Inc.

Thaon Communications, Inc. (`Thaon") was originally incorporated under the name Engineering Services, Inc. (a Nevada Corporation), on July 13, 1984. Thaon changed its name to Deep Earth, Inc. in November of 1998. On November 29, 1999, Thaon changed its name to CastPro.com, Inc. On December 31, 1999, Thaon entered into a stock for stock exchange, whereby it acquired all of the stock of Castpro.com, LLC, a newly organized California corporation formed to conduct a web cast business, in exchange for the issuance of 8,000,000 additional shares of its Common Stock. On December 29, 2000, Thaon entered into a stock for stock exchange, whereby it acquired all of the outstanding stock of Prime Time Media Solutions, a Texas corporation (PTMS) doing the business of acquiring and selling media time. On November 27, 2000, Thaon changed its name to Thaon Communications, Inc.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Thaon acquired 100% of the outstanding shares of the Clover, Inc. (AC) in June 2002 for a cash amount of $1,900. AC was formed on July 18, 2001 and on June 27, 2002, a certificate of fictitious business name was filed for conducting business as, Ascent, Inc. AC is media planning, placement and consulting Company based in California. AC had no business activity and no assets or liabilities through the acquisition date.

On June 27, 2003, Thaon entered into a stock purchase agreement for the sale of all of the issued and outstanding stock of the Clover, Inc., to an individual, a former member of Thaon's board of Directors. Pursuant to the Agreement, Thaon sold 1,000,000 shares of the Clover, Inc., common stock, which is all of the issued and outstanding stock of the Clover, Inc., for consideration of 100,000 shares of Thaon's common stock owned by him.

Practice Xpert owns 100% of the issued and outstanding shares of Healthcare Administrative Management Corporation (HAMC), a California corporation and K.R. Johnson and Associates (KRJA), an Idaho corporation. On July 31, 2003, PracticeXpert entered into a purchase agreement to acquire 100% of Healthcare Billing Solutions, Inc., a Montana corporation.

On November 10, 2003, PracticeXpert completed the 100% acquisition of National Healthcare Management Services, Inc. ("NHMS"), West Virginia corporation.

Healthcare   Administrative   Management   Corporation   (HAMC),   a  California
corporation was formed on July 29, 1997.

K.R. Johnson and Associates (KRJA), an Idaho corporation was formed on December 22, 1995.

Healthcare Billing Solutions, Inc. (HBS), Montana corporation was formed on March 8, 2001.

National Healthcare Management Services, Inc. (NHMS), West Virginia corporation was formed on June 23, 1999. HAMC, KTJA, HBS and NHMS all provide medical billing and accounts receivable management, practice management, transcription and consulting services to medical practitioners.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of PracticeXpert, Inc., formerly Thaon Communications, Inc. (legal acquirer, the "Parent"), and its 100% owned subsidiary, Practice Xpert. All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the year ended December 31, 2003 include the accounts of PracticeXpert for the full year and Thaon from the acquisition date through December 31, 2003, while the historical results for the year ended December 31, 2002 include Practice Xpert only.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. . The Company capitalizes cost of computer software once a working model is developed.

LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company has written off $25,727 as impairment of its long-lived assets as of December 31, 2003.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 101. Revenue is recognized when services are rendered or products delivered. Generally, the Company extends credit to its customers/clients and does not require collateral. The Company performs ongoing credit evaluations of its customers/clients.

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING

The Company expenses advertising costs as incurred.

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

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire services based on the fair value of the services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

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

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECENT PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE 3 - PREPAID EXPENSES

This amount represents the unamortized loan fees of $104,472 and prepaid insurance cost of $382. The prepaid loan fees of $111,500 are amortized over the term for the loan of three years. The amortization expense of $7,028 was recorded during the year ended December 31, 2003.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company has a net accounts receivable balance of $333,999 as of December 31, 2003. In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The Company considers majority accounts receivable are collectible. The Company reserved $3,064 as allowance of bad debts.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment comprised of following on December 31, 2003:

               Furniture & Fixtures                   $ 526,762
               Office Equipment                         132,444
               Computer Equipment                        88,738
               Leasehold Improvement                      1,950
                                                      ---------
                                                        749,894

               Less Accumulated Depreciation           (565,823)
                                                      ---------

                                                      $ 184,071
                                                      =========


NOTE 6 - INTANGIBLE ASSETS

During the year ended December 31, 2003, the Company capitalized internal and external costs of $292,351, incurred to develop internal-use computer software during the application and development stage. Capitalized software is amortized over a period of 5 years using the straight-line method. Amortization began when the software was available for its intended use. The amortization amounts for the year ended December 31, 2003 and 2002 were $66,898 and $18,417, respectively. The Company evaluates capitalized software cost for recoverability and writes down such costs if the unamortized cost is lower than its net realizable value.

The Company has client lists acquired through purchase of subsidiaries valued at $2,074,066 and $1,699,900 as of December 31, 2003 and 2002, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. At December 31, 2003, the Company recorded impairment loss of $175,678 since the Company determined that the undiscounted cash flows estimated to be generated by the client lists are less than the carrying amount. The amortization expenses for the period ended December 31, 2003 and 2002 were $217,674 and $131,834, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                     Accounts payable             $266,359
                     Accrued expenses              192,108
                     Accrued payroll               282,147
                     Payroll tax payable             6,952
                                                  --------
                                                  $747,566
                                                  ========

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:

            --------------------------------------------------------------------- ----------------- -----------------
            Notes  payable-  shareholder  bearing  interest  at 8%,  due July 1,                    $  216,062
            2005, collateralized by 267,926 shares of the Company's common stock
            --------------------------------------------------------------------- ----------------- -----------------
            Notes payable-  shareholder  bearing  interest at 8%, due on demand,                        50,478
            unsecured
            --------------------------------------------------------------------- ----------------- -----------------
            Notes payable-  shareholder  bearing  interest at 8%, due on October                       150,000
            30, 2007, unsecured
            --------------------------------------------------------------------- ----------------- -----------------
            Total                                                                                      416,540
            --------------------------------------------------------------------- ----------------- -----------------
            Less: non-current portion                                                                  253,616
            --------------------------------------------------------------------- ----------------- -----------------
            Current portion                                                                         $  162,924
            --------------------------------------------------------------------- ----------------- -----------------

NOTE 9 -NOTES PAYABLE

            --------------------------------------------------------------------- ----------------- -----------------
            Credit card payable                                                                     $  185,556
            --------------------------------------------------------------------- ----------------- -----------------
            Note  payable-  interest rate 9.5%,  due August 1, 2004,  secured by
            inventory, chattel paper, accounts, equipment and general intangibles                       30,344
            --------------------------------------------------------------------- ----------------- -----------------
            Note payable-  interest rate 7%, due on March. 14, 2006,  secured by
            equipment, acct. receivable, inventory                                                      33,482
            --------------------------------------------------------------------- ----------------- -----------------
            Note  payable-  individual,  interest  paid with  3,125  post  split
            stock, due July 31, 2004                                                                    15,000
            --------------------------------------------------------------------- ----------------- -----------------
            Note payable- individual, interest free, due on demand                                      31,201
            --------------------------------------------------------------------- ----------------- -----------------
            Total                                                                                      295,583
            --------------------------------------------------------------------- ----------------- -----------------
            Less: non-current portion                                                                   19,234
            --------------------------------------------------------------------- ----------------- -----------------
            Current portion                                                                         $  276,349
            --------------------------------------------------------------------- ----------------- -----------------


NOTE 10- CONVERTIBLE NOTE

The Company entered into an agreement under which a lender will advance the company 90% of its eligible outstanding accounts receivable, up to a maximum of $2 million, and with an initial advance of $500,000. The credit facility is secured by a charge against all of the assets of the corporation. It also contains a conversion privilege that allows each of the Company and the lender to convert, at a fixed conversion price, a portion or all of the loan to equity. This note bears an interest rate of the prime rate plus 3% per annum and matures on October 16, 2006.

NOTE 11 -ADVANCES

The advances are from unrelated parties, due on demand, unsecured and interest free.

NOTE 12 -OTHE CURRNT LIABILITIES

Other current liabilities consist of the following:

                  Advances from shareholders          $139,499
                  Due to clients                        40,776
                                                      --------
                                                      $180,275
                                                      ========


NOTE 13 -STOCKHOLDERS' EQUITY

STOCK SPLIT

On January 10, 2003, the Company executed a 50 to 1 reverse stock split for all shareholders of record as of January 9, 2003. On July 21, 2003, the Company executed a 20 to 1 reverse stock split for all shareholders of record. All shares and per share data have been retroactively restated to reflect these stock splits.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SPIN OFF OF SUBSIDIARY

In February 2003, the Board of Directors approved a dividend of 300,000 shares of common stock of Legal Broadcast Company ("LBC"), which represented the Company's 15% ownership interest in LBC at that time, to all of the Company's shareholders of record as of February 14, 2003, on a pro rata proportion basis. These 300,000 shares represent all of the remaining interest that the Company held in LBC. The dividend resulted in a charge of $248,071 to the equity of the Company.

On September 10, 2003, the Company entered into a stock transfer agreement to transfer 100% of the Company's holdings in PTS, Castpro. Com and PTD to Future Options, Inc. Future Options, Inc. assumed full obligations of these entities. The Company recorded $3,433,069 as a gain on disposal of subsidiaries during the year ended December 31. 2003.

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

During the year ended December 31. 2003, the Company issued 1,150,000 shares of the Series A convertible Preferred shares to the shareholders for exchange of the Preferred Series A stock of PracticeXpert for the same number of shares.

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

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 2003, 70,000 shares of Series B convertible Preferred stock were exchanged to 70,000 shares of Series E convertible Preferred stock. In addition, 234,914 shares of Series B convertible Preferred stock were converted to 2,349,140 shares of common stock.

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

During the year ended December 31, 2003, the Company issued 113,736 shares of the Series C convertible Preferred stock to purchase remaining 8% of
PracticeXpert. (Note 1) In addition, the Company issued 25,000 shares of the Series C convertible Preferred stock for consulting service valued at $226,875.

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

During the year ended December 31, 2003, 900,000 shares of the Series D convertible Preferred stock were cancelled for the sale of 85% of the outstanding shares of LBC and 2,000,000 shares were converted into 1,754,386 shares of common stock.

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

During the year ended December 31, 2003, the Company issued 70,000 shares of Series E convertible Preferred stock in exchange of 70,000 shares of Series B convertible Preferred stock.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of December 31, 2003, the Company has 13,333 shares of Series F preferred stock to be issued for $10,000 cash received cash in the prior year.

During the year ended December 31, 2003, the Company recorded dividends of $252,221 on these preferred stocks.

COMMON STOCK

During the year ended December 31, 2003, 234,914 shares of Series B convertible Preferred stock were converted to 2,349,140 shares of common stock.

During the year ended December 31, 2003, 2,000,000 shares of Series D convertible Preferred stock were converted into 1,754,386 shares of common stock.

During the year ended December 31, 2003, the Company issued 555,161 shares of common stock for cash amounting $249,073.

During the year ended December 31, 2003, the Company issued common stock in exchange of various services to following parties:

During year ended December 31, 2003, the Company issued 299,286 shares of common stock as promotional and marketing fees amounting $199,948. The Company issued 912,658 shares of common stock for legal and consulting services amounting
$1,069,420. The Company issued 8,625 shares of common stock for interest amounting $13,443 and 25,405 shares for dividend payment amounting $17,897. The Company issued 27,499 shares of common stock for bonus amounting $30,624. The Company issued 500 shares of its common stock for contribution amounting $422. The Company issued 104,216 shares of common stock for legal settlement amounting $82,956. The Company issued 92,195 shares of common stock valued at $123,828 for the payment of equivalent amount of accounts payables. The Company issued 107,238 shares of common stock for directors' fees amounting $144,746. The Company issued 200,000 shares of common stock for collateral on a note.

During the year ended December 31, 2003, the Company issued 125,000 shares of common stock for subscription receivable amount of $35,000.

During the year ended December 31, 2003, the Company issued 10,000 shares of common stock valued at $10,910 to purchase Healthcare Billing Solutions, Inc.

During the year ended December 31, 2003, the Company issued 8,143,456 shares of common stock to purchase PracticeXpert (Note 1) valued at $14,129,238.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 2003, the Company issued 191,815 shares of common stock to purchase National Health Care Management Services, Inc. (Note 1) valued at $150,000.

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.


NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $67,418 for interest during the year ended December 31, 2003. The Company paid $1,600 for income tax and $27,127 for interest during the year ended December 31, 2002

The cash flow statements do not include following non-cash investing and financing activities:

During year ended December 31, 2003, the Company issued 299,286 shares of common stock as promotional and marketing fees amounting $199,948. The Company issued 912,658 shares of common stock for legal and consulting services amounting
$1,069,420. The Company issued 8,625 shares of common stock for interest amounting $13,443 and 25,405 shares for dividend payment amounting $17,897. The Company issued 27,499 shares of common stock for bonus amounting $30,624. The Company issued 500 shares of its common stock for contribution amounting $422. The Company issued 104,216 shares of common stock for legal settlement amounting $82,956. The Company issued 92,195 shares of common stock valued at $123,828 for the payment of equivalent amount of accounts payables. The Company issued 107,238 shares of common stock for directors' fees amounting $144,746. The Company issued 200,000 shares of common stock for collateral on a note.

During the year ended December 31, 2003, the Company issued 10,000 shares of common stock valued at $10,910 to purchase Healthcare Billing Solutions, Inc.

During the year ended December 31, 2003, the Company issued 8,143,456 shares of common stock to purchase PracticeXpert (Note 1) valued at $14,129,238.

During the year ended December 31, 2003, the Company issued 191,815 shares of common stock to purchase National Health Care Management Services, Inc. (Note 1) valued at $150,000.

NOTE 15 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the years ended December 31, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $7,634,312 as of December 31, 2003. The total shareholders' deficit amounted to $466,911 on December 31, 2003. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2003, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

In that regard, on March 19, 2003, the Company entered into a stock purchase agreement with PracticeXpert engaged in the business of medical billing and practice management. On July 31, 2003, PracticeXpert entered into a purchase agreement to acquire 100% of Healthcare Billing Solutions, Inc., Montana Corporation. On November 10, 2003, the Company completed the acquisition of National Healthcare Management Services, Inc. ("NHMS").

NOTE 17 - LEGAL SETTLEMENTS

The landlord of the building where the corporate office was located filed a Complaint against the Company for unpaid rental payments and overvalued stock security paid for prepaid rent. This case was dismissed on July 10, 2003. The accrued rent amounting to $52,326 has been reversed and recorded as gain on legal settlement in the financial statements.

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

Two of the shareholders of the Company filed an action against the Company and certain individuals connected therewith. The complaint sought relief for breach of contract, specific performance, breach of fiduciary duty, intentional interference with stock transfer rights, negligent interference with stock transfer rights and injunction. Subsequently, one of the shareholders released the claim. On August 19, 2002, this case was settled with free trading stock of the Company owned by the former officer of the Company. The Company issued 104,216 shares of the common stock valued at $82,956 during the year ended December 31, 2003 and recorded as a loss on legal settlement.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - DISCONTINUED OPERATIONS

On November 6, 2002, CastPro.com, LLC ("LLC"), a subsidiary of the Company filed a Chapter 7 bankruptcy and on December 31, 2002, PTMS, subsidiary of the Company filed a Chapter 7 bankruptcy. On September 23, 2003, the Company finalized an arrangement under which it transferred legal ownership of three of its inactive subsidiaries to an independent consulting firm for final disposition. Under the agreement, the consulting firm took the ownership of PTS TV, INC., CASTPRO.COM, LLC, and Prime Time Distribution, Inc., all inactive subsidiaries of the Company. The disposition resulted in net gain of $3,433,069 to the company in the year ended December 31, 2003.

NOTE 19 - RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.

NOTE 20- ACQUISITION

The Company entered into a stock purchase agreement (the "Purchase Agreement") with Practice Xpert Services Corp.("Practice Xpert"), a California corporation, engaged in the business of medical billing and practice management. Pursuant to the Purchase Agreement, which closed on April 11, 2003, the Company purchased 92% of Practice Xpert's outstanding common stock in exchange for newly issued shares of the Company's common stock and shares of the Company's Preferred Series C stock to the selling shareholders. As a group, the selling shareholders received 153,411,925 shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of the Company's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the current officers of the Company resigned and the board of directors appointed officers of Practice Xpert's as the Company's officers. Unaudited proforma information related to this acquisition is not included.

On September 30, 2003, the Company purchased remaining 8% of Practice Xpert's outstanding common stock by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock.

The acquisition of Practice Xpert is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Practice Xpert obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Practice Xpert, with Practice Xpert being treated as the continuing entity. The continuing company has retained December 31 as its fiscal year end. Proforma financial statements are not presented as the operations of the Company were insignificant prior to merger.

Practice   Xpert  owns  100%  issued  and   outstanding   shares  of  Healthcare
Administrative Management Corporation (HAMC), a California corporation and K.R. Johnson and Associates (KRJA), an Idaho corporation.

On July 31, 2003, Practice Xpert entered into a purchase agreement to acquire 100% of Healthcare Billing Solutions, Inc. ("HBS"), a Montana corporation.

As a result of this acquisition, HBS established the presence in another state, and provided a foundation upon which to build business in that region.

A summary of the HBS assets acquired, liabilities assumed and consideration for is as follows:

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Allocated
                                                                Amount
                                                               --------
        Current assets                                         $  4,879
        Non-current assets                                       18,184
        Current liabilities                                     (29,276)
                   Client lists and intangible assets            27,123
                                                               --------
                                                               $ 20,910
                                                               ========

        Consideration paid                                      Amount
                                                               --------
        Cash                                                    $10,000
        Common stock-                                            10,910
                                                                -------
                                                                $20,910
                                                                =======


On November 10, 2003, Practice Xpert completed the 100% acquisition of National Healthcare Management Services, Inc. ("NHMS"), a West Virginia corporation.

From this acquisition, the Company expected to increase the revenue run rate by as much as 15%. This acquisition also expected to gives the Company a presence in the Eastern part of the U.S. , and a base upon which to build the business in the Eastern region.

A summary of the NHMS assets acquired, liabilities assumed and consideration for is as follows:

                                                            Allocated
                                                             Amount
                                                            ---------
          Current assets                                    $ 107,380
          Non-current assets                                   40,941
          Current liabilities                                (184,431)
          Long-term liabilities                               (36,612)
          Client lists and intangible assets                  522,722
                                                            ---------
                                                            $ 450,000
                                                            =========

         Consideration paid                                   Amount
         ------------------                                 ---------
           Cash                                              $150,000
           8% Note payable - payable in 2007                  150,000
           Common stock-                                      150,000
                                                             $450,000

NOTE 21 - COMMITMENTS

The Company has office lease agreements for 7 and 8 years commenced December 1, 2002 and October 1, 1999. Future commitments under operating leases are as follows for the twelve month ending December 31:

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                     2004                           $  167,789
                     2005                              171,253
                     2006                              174,528
                     2007                              165,142
                     2008                               98,449
                     Remaining after 5 yrs              92,312
                                                    ----------
               Total minimum lease payment          $  869,473
                                                    ==========


The rent expenses were $266,147 and $96,702 for the year ended December 31, 2003 and 2002, respectively.

NOTE 22 - INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through December 31, 2003, the Company incurred net operating losses for tax purposes of $367,785, approximately. The net operating loss carry forwards may be used to reduce taxable income through the year 2023. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give raise to deferred tax assets and liabilities at December 31, 2003 comprised mainly of net operating loss carryforward. The gross deferred tax asset balance as of December 31, 2003 was approximately $147,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                      December 31,  December 31,
                                                          2003          2002
                                                      ------------  ------------
  Tax expense (credit) at statutory rate-federal           34%          (34)%
  State tax expense net of federal tax                      6            (6)

  Permanent differences                                     1             1
  Changes in valuation allowance                          (41)           39
                                                      ------------  ------------
  Tax expense at actual rate                               --            --
                                                      ============  ============


NOTE 23 - SUBSEQUENT EVENT

Acquisition:

On March 1, 2004, PracticeXpert, Inc. completed its acquisition of Singer MedScript, a medical transcription company located in Houston, Texas. The acquisition was consummated by PracticeXpert, Inc.'s wholly-owned subsidiary, PracticeXpert of Texas, Inc., which entered into the Agreement for Purchase and Sale of Assets with Bonnie Singer Bakal to acquire substantially all of the assets and assume certain liabilities and obligations of Singer MedScript for a purchase price of $300,000. The purchase price consisted of a cash payment of $150,000 at the closing and the issuance of a promissory note for $150,000 which bears interest of eight percent (8%) per annum and payable in 36 monthly installments of principal and interest commencing on April 1, 2004. The purchase price was determined in arms-length negotiations between the parties. The assets acquired in this acquisition include without limitation office equipment, computer hardware and software, inventory, supplies, customer accounts, contracts, permits and licenses, trade secrets and other proprietary information. The assets will continue to be used in PracticeXpert's medical transcription business and for medical billing services.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As a result of this acquisition, the Company expects that Singer Medscript will give the Company a platform and base of operations for the Texas medical billing services.

A summary of the Singer MedScript assets acquired, liabilities assumed and consideration for is as follows:

                                                     Allocated
                                                      Amount
                                                     --------
                  Current assets                     $ 56,262
                      Client lists                    243,723
                      Fixed assets                         15
                                                     --------
                                                     $300,000
                                                     ========

            Consideration paid                        Amount
                                                     --------
            Cash                                     $150,000
            8% Note payable - payable in 2007         150,000
                                                     --------
                                                     $300,000
                                                     ========

           Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                     For the year ended

                                           December 31, 2003   December 31, 2002
                                           -----------------   -----------------
                                              (Unaudited)         (Unaudited)

            Revenue                           $ 4,174,987         $   754,944
            2,713,432

            Net profit for the period         $   755,402         $    71,536
            Net profit per share              $      0.08         $      0.02

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness, as of April 13, 2004, of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended ("the Exchange Act"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2003, were effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.


      The methods and processes utilized to evaluate and certify the Company's financial and other information in this filing include, but are not limited to, the following:

      1. Ongoing, periodic evaluation by our external auditors (the senior auditor reports directly and separately to the Chair of the Audit Committee and the Chief Executive Officer);

      2. A process which requires the key business general managers and their respective controllers to confirm their respective business units' quarterly financial statements and specific internal control procedures prior to final certification by our Chief Executive Officer and Chief Financial Officer; and

      3. The audit and review activities of our independent auditors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of each of the current directors and executive officers of the Company are as follows:

     Name                  Age              Position
     ----                  ---              --------
     Jonathan Doctor       41               President, Chief Executive Officer and Director

     Michael Manahan       48               Chief Financial Officer and Director

     Zima Hartz            42               Executive Vice President, Secretary and Director

     Monica Dedovich       68               Director

     Joseph Simone         67               Director


JONATHAN DOCTOR, PRESIDENT, CEO, AND DIRECTOR -Mr. Doctor also serves as Chairman, President, and CEO for Practice Xpert Services Corp, a company he co-founded in August 2001. From December 2000 to July 2001 Mr. Doctor was a director at Parkstone Medical Information Systems. From August 1999 to November 2001 he was President of Care Delivery Solutions Corporation. Prior to that Mr. Doctor served as Vice-President, Systems Development of Salick Health Care Inc. from July 1997 to May 2000. He holds a BA from the University of Pennsylvania, an MPH from Yale University School of Medicine and an MBA from the USC Graduate School of Business.

MICHAEL MANAHAN. CHIEF FINANCIAL OFFICER AND DIRECTOR - Mr. Manahan has served as Chief Financial Officer of Practice Xpert Services Corp. since September, 2001. Mr. Manahan is also President of Magnum Financial Group, LLC, a non-active company he co-founded in April, 1998, that provided financial advisory and consulting services to emerging growth companies. Prior to Magnum, Mr. Manahan held a variety of financial and operational positions in a diversified group of companies. Mr. Manahan is a graduate of the British Columbia Institute of Technology and holds an MBA from Pepperdine University.

In February 2002, the Securities and Exchange Commission ("SEC") filed a civil action for violations of federal securities laws, against a public entity and certain of its shareholders and officers, and against Mr. Manahan and his company, Magnum Financial Group, LLC ("Magnum"), who had been providing investor relations services to the public company. On or about February 15, 2002, Mr. Manahan and Magnum consented to entry of a permanent injunction, enjoining them from future violations of the antifraud provisions of the securities laws, and a permanent injunction was entered on February 27, 2002. Magnum subsequently established a policy of independently verifying all information provided to it by client companies for publication and/or general distribution.

ZIMA HARTZ, EXECUTIVE VICE-PRESIDENT, SECRETARY, AND DIRECTOR - Zima Hartz is Executive Vice President of Product Development for Practice Xpert Services. Prior to co-founding Practice Xpert in August of 2001, Zima held key management positions and was responsible for development and operations of large software products in the healthcare field, serving as a Director for Parkstone, Inc. from December of 2000 to July of 2001, EVP of Care Delivery Solutions from August 99 to November of 2001 and served as Senior Director of Software Product Development for Salick Healthcare's technology unit from January of 1998 to July of 2000. Zima holds an MBA from Pepperdine University and a Bachelor of Science in Math and Computer Science from UCLA.

MONICA DEDOVICH, DIRECTOR - Ms. Dedovich is a frequent speaker and guest lecturer on physician reimbursement in the New York Metropolitan Region and New England. Ms. Dedovich is one of the original founders of the New York State and Massachusetts State Oncology Societies. Ms. Dedovich served as President of Healthcare Administrative Management from 1997 to March of 2001. Since March of 2001, she has served as a director of Practice Xpert Services Corp.

JOSEPH SIMONE, DIRECTOR - Dr. Simone is the clinical director emeritus of the Huntsman Cancer Institute and professor emeritus of pediatrics and medicine at the University of Utah School of Medicine. He also served as assistant vice-president for cancer programs at the University of Utah. From 1992 to 1996 he served as physician-in-chief of the Memorial Sloan-Kettering Cancer Center in New York City. Before joining Memorial Sloan-Kettering, he spent virtually his entire medical career at St. Jude Children's Research Hospital in Memphis, where he joined the staff in 1967. In his years there, he was engaged in clinical research efforts to improve therapy for children with cancer and he played a leadership role in the development of curative treatments for childhood leukemia and lymphoma. He served as CEO of St. Jude from 1983 to 1992. Previously Dr. Simone served as medical director and chairman of the National Comprehensive Cancer Network. He served for six years as a member of the Board of Scientific Advisors of the National Cancer Institute (NCI) and is chairman of the National Cancer Policy Board of the Institute of Medicine. He also serves on the external committees of nine NCI-designated cancer centers. Dr. Simone received his medical  degree from the Stritch  School of  Medicine  at Loyola  University  in
Chicago in 1960. He completed his residency in internal medicine at Presbyterian-St.Luke's Hospital and was a fellow in pediatric hematology at the University of Illinois Research and Educational Hospitals, both also located in Chicago.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2003, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation in excess of $100,000 per year was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2003, 2002 and 2001. The following table provides summary information for the years 2003, 2002 and 2001 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officers.

                           SUMMARY COMPENSATION TABLES

                                                   -----------------------------------------------------------------
                                                                         Annual Compensation
--------------------------------------------------------------------------------------------------------------------
Name and                                                                                         Other Annual
Principal Position                       Year           Salary (US$)          Bonus ($)        Compensation ($)
--------------------------------------------------------------------------------------------------------------------
Jonathan Doctor, President and
Chief Executive Officer                  2003             $30,500               - 0 -             $9,739 (3)
--------------------------------------------------------------------------------------------------------------------
Adam Anthony, Chief Executive
Officer                                  2003              - 0 -                - 0 -                - 0 -
--------------------------------------------------------------------------------------------------------------------
Adam Anthony, Chief Executive
Officer                                  2002            $72,000(2)             - 0 -             $19,600 (1)
--------------------------------------------------------------------------------------------------------------------
Adam Anthony, Chief Executive
Officer                                  2001            $72,000(2)             - 0 -                - 0 _
--------------------------------------------------------------------------------------------------------------------

(1) On February 6, 2002, 600,000 shares of Common Stock were issued for services to the Board of Directors for the period from January 3, 2001, to June 30, 2002, at $.02 per share for a total value of $12,000; on March 16, 2002, 288,462 shares of Common Stock were issued in lieu of automobile allowance at $.02 per share for a total value of $6,000; on July 8, 2002, 200,000 shares of Common Stock were issued for services to the Board of Directors for the period from July 1, 2002, to December 31, 2002, at a price of $.008 for a total value of $1,600.

(2) On October 1, 2002, 130,638 shares of Series B Preferred Stock were issued in lieu of cash for deferred salary and housing allowance for the period from January 3, 2001, to October 1, 2002, at $.75 per share for a total value of $100,979.

(3) On July 31,2003, 8,619 shares were issued for services as a member of the Board of Directors.


                                        ----------------------------------------------------------
                                                         Long Term Compensation
                                        ----------------------------------------------------------
                                                         Awards                      Payouts
--------------------------------------------------------------------------------------------------------------------
                                          Restricted     Securities Underlying       LTIP
                                             Stock             Options/             Payouts          All Other
Name and Principal Position      Year     Award(s)($)           SARs(#)               ($)         Compensation ($)
--------------------------------------------------------------------------------------------------------------------
Jonathan Doctor, President       2003        - 0 -              125,000               - 0 -            - 0 -
and Chief Executive Officer
--------------------------------------------------------------------------------------------------------------------
Adam Anthony, Chief Executive
Officer                          2003        - 0 -               - 0 -                - 0 -            - 0 -
--------------------------------------------------------------------------------------------------------------------
Adam Anthony, Chief Executive
Officer                          2002        - 0 -               - 0 -                - 0 -            - 0 -
--------------------------------------------------------------------------------------------------------------------
Adam Anthony, Acting Chief
Executive Officer                2001        - 0 -               - 0 -                - 0 -            - 0 -
--------------------------------------------------------------------------------------------------------------------

                                                 ---------------------------------------------
                                                    Option/SAR Grants in Last Fiscal Year
                                                             (Individual Grants)
----------------------------------------------------------------------------------------------------------------------
                                  Number of
                                  Securities          Percent of Total
                                  Underlying      Options/SARs Granted to   Exercise of Base
Name                            Options/SARs(1)   Employees In Fiscal Year    Price ($/Sh)       Expiration Date
----------------------------------------------------------------------------------------------------------------------
Jonathan Doctor, President            125,000               33%                  $0.75           December 31, 2009
and Chief Executive Officer
----------------------------------------------------------------------------------------------------------------------

                   EMPLOYMENT AGREEMENTS AND KEY MAN INSURANCE

EMPLOYMENT AGREEMENTS

     The Company has executive employment agreements with its chief executive officer, chief financial officer and executive vice president. These employment agreements are for a period of three years, beginning December 31, 2003. All three employment agreements provide for a salary based on revenues of the Company, as follows:

                REVENUE RUN RATE                    ANNUAL SALARY RATE
                 $  3.8 million                         $  52,000
                    5.0 million                            62,737
                   10.0 million                           114,105
                   15.0 million                           154,105
                   20.0 million                           182,737
                   25.0 million                           200,000


      All three employment agreements provide for stock options as follows:

            500,000 options at a purchase price of $0.75 per share, vesting 25% upon signing of the employment agreements, and 25% on each anniversary date of the employment agreements, until fully vested.

      The employment agreements also provide that the employment agreements may be terminated by the employee, at the employee's discretion, if there is more than 50% change in ownership of the Company, or a substantive change in the control or the management of the Company. In such case, the employee may terminate the employment agreement and will be entitled to a lump sum payment from the Company of $1,000,000.

KEY MAN INSURANCE

      The Company holds "Key Man" life insurance on one of its officers, Zima Hartz, in the amount of $500,000. The Company has no "Key Man" life insurance on any of its other officers or directors.

DIRECTOR COMPENSATION

      All directors are entitled to receive 10,000 shares of the Company's restricted common stock per quarter of service to the board. All directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. No shares have been issued for services of directors for the calendar year 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of March 19, 2004 the name, address, and the number of shares of the common stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 23,275,934 shares of common stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

----------------------- ------------------------------------------ ------------------------------ ------------------
                        Name and Address of                        Number of Shares               Percent of Class
Class of Stock          Beneficial Owner                           Beneficially Owned (1)         (1)
----------------------- ------------------------------------------ ------------------------------ ------------------
                        BENEFICIAL OWNERS AS A GROUP
----------------------- ------------------------------------------ ------------------------------ ------------------
                        Executive Officers & Directors
----------------------- ------------------------------------------ ------------------------------ ------------------
                        Jonathan Doctor
                        4130 Cahuenga Blvd, Suite 215
Common Stock            Toluca Lake, CA 91602                      (2)          10,296645         (8)    17.53%
----------------------- ------------------------------------------ ------------------------------ ------------------
                        Zima Hartz
                        4130 Cahuenga Blvd, Suite 215
Common Stock            Toluca Lake, CA 91602                      (3)         10,288,326         (8)    17.52%
----------------------- ------------------------------------------ ------------------------------ ------------------
                        Monica Dedovich
                        4130 Cahuenga Blvd, Suite 215
Common Stock            Toluca Lake, CA 91602                      (4)          9,520,762         (8)    16.21%
----------------------- ------------------------------------------ ------------------------------ ------------------
                        Michael Manahan
                        4130 Cahuenga Blvd, Suite 215
Common Stock            Toluca Lake, CA 91602                      (5)          6,508,653         (8)    11.08%
----------------------- ------------------------------------------ ------------------------------ ------------------
                        Joseph Simone
                        4130 Cahuenga Blvd, Suite 215
Common Stock            Toluca Lake, CA 91602                      (6)             78,872         (8)     0.13%
----------------------- ------------------------------------------ ------------------------------ ------------------
                        ALL EXECUTIVE OFFICERS & DIRECTORS AS A
                        GROUP                                      (7)         36,693,558         (8)    62.48%
----------------------- ------------------------------------------ ------------------------------ ------------------

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

      (2) This number includes 8,047,755 shares which figure is derived based upon the presumption that Jonathan Doctor converted, as of March 19, 2004, his 536,517 shares of the Company's Series C Preferred Stock to Common Stock. Holders of Series C Preferred Stock have the option, at any time, to convert their shares into common stock at a rate of 15 (fifteen) shares of common stock in exchange for each 1 (one) share of Series C Preferred stock converted plus accrued but unpaid dividends. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 19, 2004, Jonathan Doctor had not converted any portion of his Series C Preferred Stock holdings.

      (3) This number includes 8,047,775 shares which figure is derived based upon the presumption that Zima Hartz converted, as of March 19, 2004, his 536,517 shares of the Company's Series C Preferred Stock to Common Stock. Holders of Series C Preferred Stock have the option, at any time, to convert their shares into common stock at a rate of 15 (fifteen) shares of common stock in exchange for each 1 (one) share of Series C Preferred stock converted plus accrued but unpaid dividends. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 19, 2004, Mr. Hartz had not converted any portion of his Series C Preferred Stock holdings.

      (4) This number includes 7,702,071 shares which figure is derived based upon the presumption that Monica Dedovich converted, as of March 19, 2004, her 437,448 shares of the Company's Series C Preferred Stock to Common Stock and her 650,000 shares of the Company's Series A Preferred Stock to Common Stock. Holders of Series C Preferred Stock have the option, at any time, to convert their shares into common stock at a rate of 15 (fifteen) shares of common stock in exchange for each 1 (one) share of Series C Preferred stock converted plus accrued but unpaid dividends. Holders of Series A Preferred stock have the option, at any time, to convert their shares into the same number of fully paid and non-assessable shares of Common Stock, equal to the par value of the shares of Series A being converted plus accrued but unpaid dividends, divided by 95% of the closing price prior to conversion, subject to a maximum of 6,000,000 shares of Common Stock. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 19, 2004, Ms. Dedovich had not converted any portion of her Series C Preferred Stock holdings.

      (5) This number includes 6,498,653 shares which figure is derived based upon the presumption that Michael Manahan converted, as of March 19, 2004, his 334,518 shares of the Company's Series C Preferred Stock to Common Stock. Holders of Series C Preferred Stock have the option, at any time, to convert their shares into common stock at a rate of 15 (fifteen) shares of common stock in exchange for each 1 (one) share of Series C Preferred stock converted plus accrued but unpaid dividends. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 19, 2004, Mr. Manahan had not converted any portion of his Series C Preferred Stock holdings.

      (6) This number includes 61,755 shares which figure is derived based upon the presumption that Joseph Simone converted, as of March 19, 2004, his 4,114 shares of the Company's Series C Preferred Stock to Common Stock.
      Holders of Series C Preferred Stock have the option, at any time, to convert their shares into common stock at a rate of 15 (fifteen) shares of common stock in exchange for each 1 (one) share of Series C Preferred stock converted plus accrued but unpaid dividends. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 19, 2004, Mr. Simone had not converted any portion of his Series C Preferred Stock holdings.

      (7) This number includes 28,877,106 shares which figure is derived based upon the presumption that all of the officers, as a group, converted, as of March 19, 2004, their 1,849,117 shares of the Company's Series C Preferred Stock to Common Stock and their 650,000 shares of the Company's Series A Preferred Stock to Common Stock. Holders of Series C Preferred Stock have the option, at any time, to convert their shares into common stock at a rate of 15 (fifteen) shares of common stock in exchange for each 1 (one) share of Series C Preferred stock converted plus accrued but unpaid dividends. Holders of Series A Preferred stock have the option, at any time, to convert their shares into the same number of fully paid and non-assessable shares of Common Stock, equal to the par value of the shares of Series A being converted plus accrued but unpaid dividends, divided by 95% of the closing price prior to conversion, subject to a maximum of 6,000,000 shares of Common Stock. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 19, 2004, the officers and directors had not converted any portion of their Convertible Preferred Stock holdings.

      (8) Percentage is based upon the total 23,275,394 currently outstanding shares of Common Stock combined with 35,455,735 shares of Common Stock beneficially owned by holders of 100% of the convertible preferred stock outstanding for a presumptive total of 58,731,669 shares outstanding. These figures are an expression of beneficial ownership only and do not mean that an actual conversion of Preferred Stock holdings to common stock has taken place. As of March 19, 2004, none of the officers and directors had converted any portion of their convertible Preferred Stock holdings.

      The following table sets forth, as of March 17, 2003 the name, address, and the number of shares of the Preferred Stock, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 4,092,687 shares of Preferred Stock issued and outstanding, and the name and shareholdings of each director, and of all officers and directors as a group.

-------------------------- ----------------------------------------- ------------------------------ ----------------
                                     Name and Address of                   Number of Shares           Percent of
Series of Preferred Stock              Beneficial Owner                 Beneficially Owned (1)         Class (2)
-------------------------- ----------------------------------------- ------------------------------ ----------------
SERIES A
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Cardinal Equities, LLC
                           711 S. Carson Street
Series A Preferred Stock   Carson City, NV 89701                     500,000                        30.30%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Monica Dedovich
                           4130 Cahuenga Blvd, Suite 215
Series A Preferred Stock   Toluca Lake, CA 91602                     650,000                        39.39%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Daniel Doctor
                           4130 Cahuenga Blvd, Suite 215
Series A Preferred Stock   Toluca Lake, CA 91602                     500000                         30.30%
-------------------------- ----------------------------------------- ------------------------------ ----------------
SERIES B
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Adam Anthony
                           276 Encanto Ave
Series B Preferred Stock   Pismo Beach, CA 93449                     70,638                         35.07%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Cardomon Group
                           3605 MacArthur Blvd., Suite 703
Series B Preferred Stock   Santa Ana, CA  92704                      30,000                         15.88%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Richard Anthony
                           709 Eastshore Terrace, #29
Series B Preferred Stock   Chula Vista, CA                           10,000                          5.29%
-------------------------- ----------------------------------------- ------------------------------ ----------------
SERIES D
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Doug Mondo
                           3605 MacArthur Blvd., Suite 703
Series D Preferred Stock   Santa Ana, CA  92704                      31000                          31.00%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Mitch Mondo
                           3605 MacArthur Blvd., Suite 703
Series D Preferred Stock   Santa Ana, CA  92704                      31,000                         31.00%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Cardomon Group
                           3605 MacArthur Blvd., Suite 703
Series D Preferred Stock   Santa Ana, CA  92704                      22,000                         22.00%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Deron Whitney
                           3605 MacArthur Blvd., Suite 703
Series D Preferred Stock   Santa Ana, CA  92704                      9,000                           9.00%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Joel Heffron
                           4130 Cahuenga Blvd, Suite 215
Series D Preferred Stock   Toluca Lake, CA 91602                     5,000                           5.00%
-------------------------- ----------------------------------------- ------------------------------ ----------------

-------------------------- ----------------------------------------- ------------------------------ ----------------
                                     Name and Address of                   Number of Shares           Percent of
Series of Preferred Stock              Beneficial Owner                 Beneficially Owned (1)         Class (2)
-------------------------- ----------------------------------------- ------------------------------ ----------------
SERIES E
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Jon Davis
                           351 North Commerce Loop
Series E Preferred Stock   Tucson, Arizona  85745                    50,000                         41.67%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Adam Anthony
                           276 Encanto Ave
Series E Preferred Stock   Pismo Beach, CA 93449                     70,000                         58.33%
-------------------------- ----------------------------------------- ------------------------------ ----------------
SERIES F
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Adam Vali
                           3605 MacArthur Blvd., Suite 703
Series F Preferred Stock   Santa Ana, CA  92704                      26,667                         53.33%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Timothy Sandel
                           3605 MacArthur Blvd., Suite 703
Series F Preferred Stock   Santa Ana, CA  92704                      5,000                          10.00%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Richard Montgomery
                           3605 MacArthur Blvd., Suite 703
Series F Preferred Stock   Santa Ana, CA  92704                      5,000                          10.00%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           John D. Brown
                           3605 MacArthur Blvd., Suite 703
Series F Preferred Stock   Santa Ana, CA  92704                      13,333                         26.67%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Executive Officers and Directors
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Jonathan Doctor
                           4130 Cahuenga Blvd, Suite 215
Series C Preferred Stock   Toluca Lake, CA 91602                     536,517                        27.05%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Zima Hartz
                           4130 Cahuenga Blvd, Suite 215
Series C Preferred Stock   Toluca Lake, CA 91602                     536,517                        27.05%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Monica Dedovich
                           4130 Cahuenga Blvd, Suite 215
Series C Preferred Stock   Toluca Lake, CA 91602                     437,448                        22.05%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Michael Manahan
                           4130 Cahuenga Blvd, Suite 215
Series C Preferred Stock   Toluca Lake, CA 91602                     334,519                        16.86%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           Joseph Simone
                           4130 Cahuenga Blvd, Suite 215f
Series C Preferred Stock   Toluca Lake, CA 91602                     4,117                          0.21%
-------------------------- ----------------------------------------- ------------------------------ ----------------
                           ALL EXECUTIVE OFFICERS & DIRECTORS AS A
                           GROUP                                     1,849,117                      93.01%
-------------------------- ----------------------------------------- ------------------------------ ----------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS LISTS AND REPORTS ON FORM 8K

      (a)   Exhibits.   Exhibits   required  to  be  attached  by  Item  601  of
            Regulations S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

      (b) A Form 8-K was filed by the Company on January 10, 2003 announcing a one for fifty reverse stock split.

      (c) A For 8-K was filed by the Company on February 10, 2003 announcing a dividend to stockholders of the Company's 15% interest in Legal Broadcasting Corporation.

      (d) A Form 8-K was filed by the Company on April 22, 2003 announcing the acquisition of Practice Xpert Services Corporation.

      (e) A Form 8-KA was filed by the Company on April 23, 2003 correcting information included in the 8-K filed on April 22, 2003.

      (f) A Form 8-K was filed by the Company on July 25, 2003 announcing the sale of one if the Company's subsidiaries, The Clover Inc.

      (g) A Form 8-KA was fled by the Company on August 20, 2003 updating the 8-K filed on April 22, 2003 with audited financial statements.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2004.


                                           PRACTICEXPERT, INC.

                                  By:      /s/ Jonathan Doctor
                                        -------------------------------
                                           Jonathan Doctor, President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                              Title                               Date
         ---------                              -----                               ----
     /s/ Jonathan Doctor            President, CEO,  and Director               April 13, 2003
-------------------------------
     Jonathan Doctor


    /s/ Michael Manahan             Chief Financial Officer and Director        April 13, 2004
-------------------------------
     Michael Manahan


    /s/ Zima Hartz                  Executive VP, Secretary and Director        April 13, 2004
-------------------------------
     Zima Hartz


    /s/ Monica Dedovich             Director                                    April 13, 2004
-------------------------------
     Monica Dedovich


    /s/ Joseph Simone               Director                                    April 13, 2004
-------------------------------
     Joseph Simone

                                INDEX TO EXHIBITS


EXHIBIT                     DESCRIPTION

3.1            Articles of Incorporation of the Company *

3.2            Bylaws of the Company *

10.1 Agreement for Purchase and Sale of Assets dated February 23, 2004 between PracticeXpert of Texas, Inc., and Bonnie Singer Bakal (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 15, 2004)

10.2 Stock Purchase Agreement dated March 13, 2003 among the Company, Jonathan Doctor, Michael Manahan, Monica Dedovich and Zima Hartz (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB, filed on April 11, 2003).

10.3 Consulting Agreement between the Company and Magnum Financial Group, LLC dated July 11, 2002 (incorporated by reference to
               Exhibit 10.2 to the Company's Annual Report on Form 10-KSB, filed on April 11, 2003).

21.1           List of Subsidiaries of Registrant**

23.1           Consent of Kabani & Company, Independent Auditors**

31.1           Rule 13(a)/14(a)-- Certification of Chief Executive Officer**

31.2           Rule 13(a)/14(a)-- Certification of Chief Financial Officer**

32.1           Section 1350-- Certification of Chief Executive Officer**

32.2           Section 1350-- Certification of Chief Financial Officer**


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

** Filed herewith.