Form 10QSB
period 2004-03-31
PRACTICEXPERT INC
filed 2004-05-20
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________


                        Commission file number: 000-30583


                               PRACTICEXPERT, INC.
           ----------------------------------------------------------
           (Name of Small Business Issuer as specific in its Charter)


            NEVADA                                             87-0622329
-------------------------------                             ----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


4130 CAHUENGA BLVD, SUITE 215, TOLUCA LAKE, CA                    91602
----------------------------------------------                  ----------
  (Address of Principal Executive Offices)                      (Zip Code)


          Issuer's telephone number, including area code: 818-655-9945
                                                         --------------


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 15, 2004, the number of shares of Common Stock outstanding was 77,874,653.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                           PAGE

PART I - FINANCIAL INFORMATION..............................................1

ITEM 1        FINANCIAL STATEMENTS..........................................1

              Consolidated Balance Sheet as of March 31, 2004...............1

              Consolidated Statements of Operations for
              the three months ended March 31, 2004 and March 31, 2003......2

              Consolidated Statements of Cash Flows for
              the three months ended March 31, 2004 and March 31, 2003......3

              Notes to Consolidated Financial Statements....................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................14

ITEM 3   CONTROLS AND PROCEDURES...........................................18

PART II - OTHER INFORMATION................................................19

ITEM 1   LEGAL PROCEEDINGS.................................................19

ITEM 2   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
              OF EQUITY SECURITIES.........................................19

ITEM 3   DEFAULTS UPON SENIOR SECURITIES...................................20

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

ITEM 5   OTHER INFORMATION.................................................20

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K..................................20

SIGNATURES ................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS
     CURRENT ASSETS:
         Cash & cash equivalents                                                            $   233,086
         Accounts receivable, net                                                               360,337
         Prepaid expense                                                                        195,562
         Other current assets                                                                     3,372
                                                                                            -----------
                Total current assets                                                            792,357

     PROPERTY AND EQUIPMENT, NET                                                                158,276

     OTHER ASSETS

         Deposits                                                                                 7,235

     INTANGIBLES:
         Software, net                                                                          449,813
         Client list, net                                                                     1,959,356
                                                                                            -----------
                                                                                            $ 3,367,037
                                                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
         Accounts payable & accrued expenses                                                $   828,597
         Notes payable - related parties                                                        243,383
         Notes payable                                                                          124,719
         Advances                                                                               422,781
         Other current liability, including related party debt of 168,696                       272,990
         Dividends payable                                                                      791,903
                                                                                            -----------
                Total current liabilities                                                     2,684,373

     Note Payable, related party - long term                                                    268,793
     Note Payable - long term                                                                    39,968
     Convertible note                                                                           500,000

     COMMITMENTS

     STOCKHOLDERS' DEFICIT
         Preferred stock - unclassified, authorized shares 36,000,000, no par value, none issued
         Preferred stock convertible - Series A, 6%,  $1 par value,
            authorized shares 3,000,000, issued and outstanding 1,650,000                     1,650,000
         Preferred stock convertible - Series B, 8%, $1 par value
            2,000,000 shares authorized; 188,949 issued and outstanding                         188,949
         Preferred stock convertible - Series C, 6%, $.001 par value
            2,000,000 shares authorized; 1,983,736 issued and outstanding                         1,984
         Preferred stock convertible - Series D, 6%, $1 par value
            3,000,000 shares authorized; 100,000 issued and outstanding                         100,000
         Preferred stock convertible - Series E, 8%, $.001 par value
            2,000,000 shares authorized; 120,000 issued and outstanding                             120
         Preferred stock convertible - Series F, 8%, $.001 par value
            2,000,000 shares authorized; 50,000 issued and outstanding                               50
         Common stock, $.001 par value, 200,000,000 shares authorized;
            26,434,659 issued and outstanding                                                    26,435
         Shares to be issued, 13,333 shares of Series F preferred stock, and
            648,001 shares of common stock                                                      215,703
         Treasury Stock, 49,000 shares of common stock                                         (285,000)
         Subscription receivable                                                               (966,795)
         Additional paid in capital                                                           7,249,737
         Accumulated deficit                                                                 (8,307,280)
                                                                                            -----------
                Total stockholders' deficit                                                    (126,097)
                                                                                            -----------
                                                                                            -----------
                                                                                            $ 3,367,037
                                                                                            ===========

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATION
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                       2004                2003
                                                   ------------        ------------
NET REVENUE                                        $    929,471        $    603,473

OPERATING EXPENSES                                    1,422,464             685,021
                                                   ------------        ------------

LOSS FROM OPERATIONS                                   (492,993)            (81,548)

Non-operating Income (expense):
      Legal settlement                                  (75,750)                 --
      Loss on sales of fixed assets                      (1,706)                 --
      Interest income                                        55                 354
      Interest expense                                  (33,052)            (17,549)
                                                   ------------        ------------
      Total non-operating income (expense)             (110,453)            (17,195)
                                                   ------------        ------------
NET LOSS BEFORE INCOME TAX                             (603,446)            (98,743)

INCOME TAXES                                              6,400               1,600
                                                   ------------        ------------

NET LOSS                                               (609,846)           (100,343)
                                                   ============        ============

Dividend requirement for preferred stock                (63,122)            (19,000)
                                                   ------------        ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $   (672,968)       $   (119,343)
                                                   ============        ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                         22,363,521           8,311,619
                                                   ============        ============

BASIC AND DILUTED NET LOSS PER SHARE               $      (0.03)       $      (0.01)
                                                   ============        ============


* The basic and diluted net loss per share has been stated to retroactively effect 20:1 reverse split on July 21, 2003.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                                 2004              2003
                                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(672,968)       $(119,343)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
         Depreciation and amortization                                           120,459           76,905
         Shares issued for services and compensation                             139,313            2,000
         Shares to be issued                                                      39,300
         Loss on disposal of fixed assets                                          1,706               --
         (Increase) decrease in current assets
                Accounts receivable                                              (26,338)          26,502
                Prepaid expenses                                                   9,292               --
                Inventory                                                             --           14,500
                Other current assets                                              (2,754)           7,978
         Increase (decrease) in current liabilities:
                Accounts payable and accrued expense                             175,941          (22,178)
                Dividends payable                                                 63,122           19,000
                                                                               ---------        ---------
     Total Adjustments                                                           520,041          124,707
                                                                               ---------        ---------
         Net cash provided by (used in) operating activities                    (152,927)           5,364
                                                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Restricted cash                                                              --           (7,404)
         Cash paid in acquisition of subsidiaries                               (150,000)              --
         Cash paid for deposit in acquisition of subsidiaries                   (100,000)              --
         Development of software                                                 (51,448)         (56,948)
         Proceeds from disposal of fixed asset                                     1,500               --
         Purchase of property & equipment                                        (17,036)         (16,695)
                                                                               ---------        ---------
         Net cash used in investing activites                                   (316,984)         (81,047)
                                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment of loans from related parties                                   (54,364)         (41,753)
         Proceeds from notes payable                                            (148,118)         116,762
         Proceeds from common stock                                              636,862               --
         Proceeds from shares to be issued                                       162,599               --
         Proceeds from subscription                                               35,000               --
                                                                               ---------        ---------
         Net cash provided by financing activities                               631,980           75,009
                                                                               ---------        ---------

NET DECREASE IN CASH & CASH EQUIVALENTS                                          162,069             (674)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                        71,017           33,972
                                                                               ---------        ---------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                        $ 233,086        $  33,298
                                                                               =========        =========

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

According to the terms of the share exchange agreement, control of the combined companies (the "Company") passed to the former shareholders of Practice Xpert. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of Practice Xpert in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of Practice Xpert controlled a majority of the total common shares outstanding immediately following the acquisition. No pro forma financial statements are being presented as Thaon had no significant asset prior to the acquisition.

On July 21, 2003, the Company changed its name to PracticeXpert, Inc.

Thaon Communications, Inc. (`Thaon") was originally incorporated under the name Engineering Services, Inc. (a Nevada Corporation), on July 13, 1984. Thaon changed its name to Deep Earth, Inc. in November of 1998. On November 29, 1999, Thaon changed its name to CastPro.com, Inc

Practice Xpert owns 100% of the issued and outstanding shares of Healthcare Administrative Management Corporation (HAMC), a California corporation and K.R. Johnson and Associates (KRJA), an Idaho corporation. On July 31, 2003, PracticeXpert entered into a purchase agreement to acquire 100% of Healthcare Billing Solutions, Inc., a Montana corporation.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Healthcare   Administrative   Management   Corporation   (HAMC),   a  California
corporation was formed on July 29, 1997.

K.R. Johnson and Associates (KRJA), an Idaho corporation was formed on December 22, 1995.

Healthcare Billing Solutions, Inc. (HBS), Montana corporation was formed on March 8, 2001.

National Healthcare Management Services, Inc. (NHMS), a West Virginia corporation, was formed on June 23, 1999. On March 1, 2004, PracticeXpert of Texas (PX-TX) (which was formed on November 7, 2003), a 100% owned subsidiary of the Company, completed its 100% acquisition of Singer MediScript's assets, a Houston Texas sole proprietorship company, which was formed in 1976.

HAMC,  KTJA,  HBS,  NHMS and PX-TX all  provide  medical  billing  and  accounts
receivable  management,   practice  management,   transcription  and  consulting
services to medical practitioners.

RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 were filed on April 11, 2003 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of PracticeXpert, Inc., formerly Thaon Communications, Inc. (legal acquirer, the "Parent"), and its 100% owned subsidiary, Practice Xpert Services Corporation and its subsidiaries, Healthcare Administrative Management Corporation, K.R. Johnson and Associates, Healthcare Billing Solutions, Inc., National Healthcare Management Services, Inc., and Practicexpert of Taxes. All significant inter-company accounts and transactions have been eliminated in consolidation.

RECENT PRONOUNCEMENTS

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

NOTE 2 - INTANGIBLE ASSETS

Intangible assets consist of Software and Client lists. The Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software:

As part of intangible assets, the Company capitalizes certain computer software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

For the three month period ended March 31, 2004, the Company capitalized internal and external costs of $78,280 incurred to develop internal-use computer software. Capitalized software is amortized over a period of 5 years using the straight-line method. Amortization began when the software was available for its intended use. The amortization amounts for the three month period ended March 31, 2004 and 2003 were $26,833 and $12,244, respectively.

Client lists:

The Company has client lists acquired through purchase of subsidiaries valued at $2,346,297 as of March 31, 2004, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. The amortization expenses for the period ended March 31, 2004 and 2003 were $65,204 and $59,826, respectively.

Amortization  expense  for the  Company's  intangible  assets over the next five
twelve-month   periods  is  estimated  to  be:   2005-$260,000,   2006-$260,000,
2007-$260,000, 2008-$260,000 and 2009-$260,000.

NOTE -3 COMMON STOCK

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

REGULATION S

On January 9, 2004, the Company and its management (shareholder) entered into a Regulation S Stock Purchase Agreement with California Securities S.A. (CA Securities) a Panamanian business company. The Company agreed to sell to CA Securities in an "offshore transaction" as defined in Regulation S, which transaction had been negotiated outside the U.S. and consummated and closed outside the U.S., and the Purchaser agreed to purchase up to 8,000,000 Units. A unit meant two shares of common stock of the Company. One share was a new share issued by the Company as part of this Reg. S Stock Purchase Agreement and the other share was sold by the Shareholder from their own stock.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For each unit, the purchase price comprised of (1) $.001 per share for the share sold by the shareholders and (2) Per "purchase price" for the shares issued by the Company. "Purchase Price" for the Company Share was the Share Price multiplied by 30%. "Share Price" was the closing bid price (on the OTCBB) multiplied by 90%. Proceeds paid to the Seller was allocated $.001 for each share to Shareholder and the balance to the Company. The Purchaser agreed to use its best efforts to purchase up to 8 million Units between the date hereof and May 30, 2004 ("Best Efforts Period"). For the period ended March 31, 2004, the Company issued 5,226,906 shares of common stock under Regulation S Offering amounting $795,161 including 1,120,109 shares of common stock for which there is subscription receivable amounting to $171,634.

For the three month period ended March 31, 2004, 8,834 shares of Series B convertible Preferred stock plus interest of $707 were converted to 89,433 shares of common stock including 1,093 shares of common stock for interest portion.

For the period ended March 31, 2004, the Company issued 4,392,184 shares of common stock for cash amounting to $670,262 of which $20,000 was received in the prior period.

For the three month period ended March 31, 2004, the Company issued common stock in exchange of various services to following parties:

The Company issued 52,780 shares of common stock for legal and consulting services amounting $33,251. The Company issued 145,019 shares of common stock for finder fees and investor relations amounting $92,662. The Company issued 20,000 shares of common stock for salary amounting $13,400.

For the period ended March 31, 2004, the Company has 65,000 shares to be issued for service rendered amounting $39,300.

The subscription receivable which was outstanding as of December 31, 2003 for an amount of $35,000 was received in the period ended March 31, 2004.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $1,600 for income tax and $0 for interest during the three month period ended March 31, 2004. The Company paid $0 for income tax and $10 for interest during the three month ended March 31, 2003.

The cash flow statements do not include following non-cash investing and financing activities:

For the three month period ended March 31, 2004, 8,834 shares of Series B convertible Preferred stock were converted to 88,340 shares of common stock. Accrued interest for the preferred stock amounting $707 was converted into 1,093 shares of common stock.

For the period ended March 31, 2004, the Company issued 1,120,109 shares of common stock for subscription receivable amounting to $171,634.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month period ended March 31, 2004, the Company issued common stock in exchange of various services to following parties:

The Company issued 52,780 shares of common stock for legal and consulting services amounting $33,251. The Company issued 145,019 shares of common stock for finder fees and investor relations amounting $92,662. The Company issued 20,000 shares of common stock for salary amounting $13,400.

For the period ended March 31, 2004, the Company has 65,000 shares to be issued for service rendered amounting $39,300.

NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three month ended March 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,307,280 as of March 31, 2004. The total shareholders' deficit amounted to $126,097 on March 31, 2004. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2004, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

In that regard, On March 1, 2004, the Company purchased all the assets from Singer Mediscript (note 7). On April 17, 2004, the Company completed an acquisition with Cancer Care Network, Inc.(note 10).

NOTE 7 - ACQUISITION

On March 1, 2004, the Company completed its acquisition of Singer MedScript, a medical transcription company located in Houston, Texas. The acquisition was consummated by the Company's wholly-owned subsidiary, PracticeExpert of Texas, Inc., which entered into the Agreement for Purchase and Sale of Assets with the sole proprietor to acquire substantially all of the assets and assume certain liabilities and obligations of Singer MedScript for a purchase price of $300,000. The purchase price consisted of a cash payment of $150,000 at the closing and the issuance of a promissory note for $150,000 which bears interest of eight percent (8%) per annum and payable in 36 monthly installments of principal and interest commencing on April 1, 2004.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2003, PXI closed a transaction, whereby it acquired assets from Singer Mediscript, a Houston, Taxes, sole proprietorship company and 100% owned by an individual. In exchange for the assets and client list, PXI paid cash of $150,000, and issued a promissory note of $150,000.

A summary of the KRJA assets acquired and consideration for is as follows:

                                                                ALLOCATED
  ASSETS ACQUIRED                                                AMOUNT
  ---------------                                                ------
            Client lists acquired                             $ 300,000
                                                              =========


Management allocated the purchase price to the basis of the assets acquired based on management's appraisals at the date of acquisition.

            CONSIDERATION PAID                                    AMOUNT
            ------------------                                    ------
            Cash                                                $150,000
            Promissory note                                      150,000
                                                                --------
                                                                $300,000
                                                                ========

NOTE 8 -   COMMITMENTS

The Company has office lease agreements for 7 and 8 years. Future commitments under operating leases are as follows for the twelve months ending March 31:

                     2005                                     168,728
                     2006                                     171,916
                     2007                                     175,812
                     2008                                     112,264
                     2009                                      99,064
                     Remaining after 5 yrs                     67,136
                                                            ---------
               Total minimum lease payment                  $ 794,920
                                                            =========

The rent expenses were $57,564 and $40,303 for the three month period ended March 31, 2004 and 2003, respectively.

NOTE 9 -   INCOME TAXES

No provision was made for other entities on the Federal income tax since the Company has significant net operating loss. Through March 31, 2004, and 2003, the Company incurred net operating losses for tax purposes of approximately $609,846 and $100,343 approximately. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary differences which give raise to deferred tax assets and liabilities at March 31, 2004 comprised mainly of net operating loss carry forward. The gross deferred tax asset balance as of March 31, 2004 was approximately $332,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

NOTE 10 -   SUBSEQUENT EVENT

Acquisition:

On April 29, 2004, the Company completed its acquisition of Cancer Care Network, Inc., an Oklahoma corporation, located in Oklahoma City, Oklahoma. Cancer Care Network, Inc. specializes in radiation and medical oncology billing and management. The acquisition was consummated by the Company, Practice Xpert Services Corp., and PracticeXpert of Oklahoma, Inc., wholly-owned subsidiaries of the Company, which entered into the Agreement for Purchase and Sale of Assets, as amended, with Cancer Care Network, Inc., to acquire substantially all of the assets and assume certain liabilities and obligations of Cancer Care Network, Inc., for a purchase price of $5,500,000. The purchase price consisted of a cash payment of $4,100,000 and the issuance of $500,000 in shares of common stock at the closing and the issuance of a promissory note for $900,000 which bears interest of six and one-half percent (6.5%) per annum and payable in 12 monthly installments of principal and interest commencing on April 25, 2004. As a result of this acquisition, the Company expects that CCN will give the Company a platform and base of operations for the Oklahoma medical billing services.

A summary of CCN assets acquired, liabilities assumed and consideration for is as follows:

                                                             ALLOCATED
                                                              AMOUNT
                                                              ------

          Current assets                                    $  241,474
               Client lists                                  4,606,754
               Property & equipment                            651,772
                                                            ----------
                                                            $5,500,000
                                                            ==========

          CONSIDERATION PAID                                   AMOUNT
          ------------------                                   ------

          Cash                                              $4,100,000
          Promissory note                                      900,000
          Common Stock                                         500,000
                                                            ----------
                                                            $5,500,000
                                                            ==========

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:


                                              FOR THE PERIOD ENDED

                                        MARCH 31, 2004     MARCH 31, 2003
                                        --------------     --------------
                                           (Unaudited)      (Unaudited)
          Revenue                          $1,976,900       $1,801,294

          Net loss for the period          $  652,144       $  157,107
          Net loss per share               $     0.03       $     0.03


On April 28, 2004, the Company completed the sale of $5.8 million of its common stock and warrants to certain purchasers. The Company sold 48,333,347 restricted shares of its common stock at a purchase price of $0.12 per shares. The purchasers received five-year warrants to purchase 48,333,347 shares of common stock at an exercise price of $0.30 per share. Pursuant to the Registration Rights Agreement the Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the restricted shares of its common stock and common stock issuable upon any exercise of the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

      PracticeXpert, Inc., a Nevada corporation (sometimes referred to as the "Company", "PracticeXpert, "we", "our" or "us"), was incorporated under the name Engineering Services, Inc., on July 13, 1984. Subsequently the Company went through a series of name changes and changes in its business activities. On November 27, 2000, the Company changed its name to Thaon Communications, Inc. As Thaon, the Company acquired and/or started a number of media and communications businesses, all of which were ultimately discontinued or sold.

      On April 11, 2003, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Practice Xpert Services Corp., a California corporation, ("PXSC"). Pursuant to the Purchase Agreement, which closed on April 11, 2003, the Company purchased 92% of PXSC's outstanding common stock in exchange for newly issued shares of the Company's common stock and shares of the Company's Preferred Series C stock to former owners of PXSC (the "Selling Shareholders"). As a group, the Selling Shareholders received 7,670,5965 (post split) shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of the Company's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the officers of the Company resigned and the board of directors appointed officers of PXSC's as the Company's officers. On September 30, 2003, the Company purchased the remaining 8% of PXSC's outstanding common stock that it did not own by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock to the remaining PXSC stockholders.

      On or about July 15, 2003, the Company filed a revision to it articles of incorporation with the State of Nevada and changed its name from Thaon Communications, Inc. to PracticeXpert, Inc. so that its name would better reflect the business of the Company.

      In accordance with our strategy to grow, in part, through the acquisition of company's providing practice management, billing and related services to physicians, the Company completed two acquisitions during 2003, acquiring Healthcare Billing Solutions, Inc., Great Falls, Montana, and National Health Care Management Services, Inc., Buckhannon, West Virginia.

      Continuing on with our strategy of acquiring physician services companies, on March 1, 2004, the Company completed the acquisition of Singer MedScript, a medical transcription company located in Houston, Texas, for $150,000 in cash and a $150,000 interest bearing note payable over three years.

      In addition, on May 1, 2004, the Company completed the acquisition of Cancer Care Network, a medical billing and practice management services company specializing in radiation oncology, and located in Oklahoma City, Oklahoma, for $4.1 million in cash, $500,000 worth of the Company's stock, and a $900,000 note payable over ten months.

RESULTS OF OPERATIONS

      The following sections discuss the results of operations for the three month period ended March 31, 2004, compared to the results of operations for the three month period ended March 31, 2003, and were derived from our financial statements and notes thereto included in this quarterly report which are unaudited, and related records. Historical results are not necessarily indicative of results that may be expected for any future period. The following information and data should be read in conjunction with our unaudited financial statements, including the related footnotes and with reference to certain additional information previously reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and previously filed with the Securities and Exchange Commission.

      Net revenue was $929,471 for the three months ended March 31, 2004, compared to $603,473 for the three months ended March 31, 2003. Revenues in the 2004 period were greater as a result of new business, and as a result of the acquisitions of Healthcare Billing Solutions, Inc., which occurred during the third quarter of 2003, National Healthcare Management Services, Inc., which occurred in the fourth quarter of 2003, and Singer MedScript, which occurred in the first quarter of 2004.

      Our operating expenses for the three months ended March 31, 2004, were $1,422,464 compared to $685,021 for the three months ended March 31, 2003. Operating expenses increased in 2004 over 2003 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with being a publicly traded company, costs associated with our national marketing strategy, and expenses related to the continued pursuit of acquisition opportunities.

      We had a net loss of $672,968, or a basic and fully diluted net loss per common share of $0.03, for the three months ended March 31, 2004, compared to a net loss of $119,343, or a basic and diluted net loss per common share of $0.01, for the three months ended March 31, 2003. The net loss for the current period includes $178,613 in expenses paid in stock, a $75,750 expense on the settlement of litigation, and $63,122 in accrued dividends on Preferred Stock which are payable in stock, at the Company's option.

      On March 1, 2004, the Company's subsidiary, PracticeXpert of Texas, Inc, acquired Singer MedScript, a medical transcription company operating out of Houston, Texas, for $150,000 in cash and a $150,000 interest bearing note payable over three years.

      We believe a significant measure of our progress in accomplishing our business objectives is the number of customers we service, the number physicians those customers include, and the number of deployed hand-held devices utilizing our PXpert patient encounter system being used, and paid for, by our customers. As of March 31, 2004, we had approximately 70 customers, which included approximately 280 physicians, and we had approximately 40 hand-held devices utilizing our PXpert patient encounter system being used by our customers.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2004, PracticeXpert had $233,086 in cash and cash equivalents. Current assets at March 31, 2004, were $792,357, compared to current liabilities of $2,684,372, resulting in a working capital deficit of $1,892,015. This compares to a working capital deficit at the end of December 31, 2003, of $2,008,291. Of the current liabilities at March 31, 2004, $791,903 relates to dividends payable on Preferred Stock, which may be paid in stock at the Company's option, $422,781 relates to advances from investors for stock not yet issued and approximately $680,872 is due to, or advances from, officers, directors and former owners of PracticeXpert subsidiary companies.

      Our only sources of liquidity are our bank accounts, our unused credit facilities, which at March 31, 2004, were fully drawn and our revenues. During 2003, we began a process of diligently seeking capital for the firm to allow us to embark on a program of expansion, as well as pay certain financial obligations. We raised $834,461 during the three months ended March 31, 2004, from the sale of stock to investors, and were able to acquire approximately $179,000 worth of services in exchange for stock. During the three months ended March 31, 2004, we used $152,927 in capital to fund operations, we used $202,482 to pay principal payments on notes payable, we invested $51,448 in further development of the Pxpert Revenue Management System software, we used $150,000 for the acquisition of Singer MedScript and we used $100,000 as a down payment on the purchase of the assets of Cancer Care Network, Inc. ("CCN").

      We continue to seek capital, primarily for expansion plans. During the quarter ended March 31, 2004, we received a commitment from H.C. Wainwright & Co. Inc., to assist us in raising between $5 and $6 million in capital to fund the acquisition of the assets of CCN, and to retire certain debt obligations. See "Subsequent Events".

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

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY

      Annual and quarterly fluctuations in our results of operations may be caused by the timing and the amount of payments received by our customers, upon which our revenues are based. Our future results also may be affected by a number of factors, including our ability to offer our services at competitive prices and to anticipate customer demands. Our results may also be affected by economic conditions in the geographical areas in which we operate. All of the foregoing may result in substantial unanticipated quarterly earnings shortfalls or losses. Due to all of the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

INFLATION

      We believe that our revenue and results of operations have not been significantly impacted by inflation since we began operations.

SUBSEQUENT EVENTS

      During April, 2004, the Company raised $5.8 million (before payment of commissions and expenses) through a private placement offering (the "Private Placement"). The placement agent for the Private Placement was New York investment banking firm, H. C. Wainwright & Co. Inc. Under the terms of the Private Placement, the investors purchased restricted common stock at a price of $0.12 per share, and for each share purchased received a warrant to purchase an additional share of common stock at $.30. As a condition of the Private
Placement, all holders of shares of preferred stock in the Company have agreed to convert or, at the option of the Company, will convert their shares of preferred stock to common stock. Further, the Company has provided registration rights to the investors in the Private Placement.

      On April 17, 2004, the Company completed the acquisition of the assets of CCN. CCN is located in Oklahoma and provides medical billing and practice management services, primarily to radiation oncologists. Under the terms of purchase agreement, the purchase price was $5.5 million, with $4.1 million in cash, $500,000 in common stock of the Company and $900,000 by way of a note to the seller.

ITEM 3. CONTROLS AND PROCEDURES

      Our President and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      For the three month period ended March 31, 2004, the Company issued 5,226,906 shares of common stock under a Regulation S Offering for $795,161 including 1,120,109 shares of common stock for which there is subscription receivable amounting to $171,634.

      For the three month period ended March 31, 2004, 8,834 shares of Series B convertible Preferred stock plus interest of $707 were converted to 89,433 shares of common stock including 1,093 shares of common stock for the interest portion.

      For the period ended March 31, 2004, the Company issued 4,392,184 shares of common stock for cash totaling $670,262 of which $20,000 was received in the prior period.

      For the three month period ended March 31, 2004, the Company issued common stock in exchange for various services, as follows: 52,780 shares of common stock for legal and consulting services totaling $33,251; 145,019 shares of common stock for finder fees and investor relations totaling $92,662; and 20,000 shares of common stock for salary totaling $13,400.

      For the period ended March 31, 2004, the Company received services totaling $39,300 for which it is obligated to issue 65,000 shares of common stock in future periods.

      The subscription receivable outstanding as of December 31, 2003, for $35,000 was received during the period ended March 31, 2004.

      All of the foregoing recipients had adequate access to information about the Company. The Company believes that such recipients of the Company's securities were "accredited investors" as defined in Rule 501 promulgated under the Securities Act. The issuances of the Company's securities were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of such Act. In addition, appropriate legends were affixed to the share certificates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.    The following Exhibits are filed herein:

       NO.          TITLE

       31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.    Reports on Form 8-K filed:

      (a) On March 16, 2004, the Company filed a Current Report on Form 8-K to report its acquisition of Singer MedScript.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PRACTICEXPERT, INC.


DATED: May 19, 2004                    By: /S/ JONATHAN DOCTOR
                                           -----------------------------------
                                           Jonathan Doctor
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


DATED: May 19, 2004                    By: /S/ MICHAEL MANAHAN
                                           -----------------------------------
                                           Michael Manahan
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                INDEX TO EXHIBITS


         NO.      TITLE
         ---      -----

       31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002