Form 10QSB
period 2004-06-30
PRACTICEXPERT INC
filed 2004-08-23
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 15, 2004, the number of shares of Common Stock outstanding was 111,999,465.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

                                TABLE OF CONTENTS
                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................1

ITEM 1        FINANCIAL STATEMENTS.............................................1

              Consolidated Balance Sheet as of June 30, 2004...................1

              Consolidated Statements of Operations for
              the three and six months ended June 30, 2004 and 2003............2

              Consolidated Statements of Cash Flows for
              the three and six months ended June 30, 2004 and 2003............3

              Notes to Consolidated Financial Statements.......................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................14

ITEM 3   CONTROLS AND PROCEDURES..............................................18

PART II - OTHER INFORMATION...................................................19

ITEM 1   LEGAL PROCEEDINGS....................................................19

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
              PROCEEDS........................................................19

ITEM 3   DEFAULTS UPON SENIOR SECURITIES......................................20

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................20

ITEM 5   OTHER INFORMATION....................................................20

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.....................................20

SIGNATURES....................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
     Cash & cash equivalents                                                        $    184,267
     Prepaid expense                                                                     112,285
     Accounts receivable, net                                                            797,191
     Accounts receivable-management service                                              787,230
     Other current assets                                                                 23,517
                                                                                    ------------
            Total current assets                                                       1,904,490

PROPERTY AND EQUIPMENT, NET                                                              375,418

OTHER ASSETS
     Deposits                                                                             11,574

INTANGIBLES:
     Software, net                                                                       450,740
     Client list, net                                                                  6,667,204
                                                                                    ------------
                                                                                    $  9,409,426
                                                                                    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable & accrued expenses                                            $  1,521,436
     Notes payable - related parties                                                     251,419
     Notes payable                                                                       841,327
     Advances                                                                            422,781
     Other current liability, including related party debt of $135,572                   253,163
     Dividends payable                                                                   122,688
                                                                                    ------------
            Total current liabilities                                                  3,412,814

Note Payable, related party - Long term                                                  217,727
Note Payable - long term                                                                  28,704


COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock - unclassified, authorized shares 36,000,000, no par value none issued
     Preferred stock convertible - Series C, 6%, $.001 par value
        2,000,000 shares authorized; 41,170 issued and outstanding                            41
     Common stock, $.001 par value, 200,000,000 shares authorized;
        111,999,465 issued and outstanding                                               111,999
     Treasury Stock, 49,000 shares of common stock                                      (285,000)
     Additional paid in capital                                                       14,891,203
     Accumulated deficit                                                              (8,968,062)
                                                                                    ------------
            Total stockholders' equity                                                 5,750,181
                                                                                    ------------
                                                                                    $  9,409,426
                                                                                    ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATION
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                   FOR THE THREE MONTH PERIODS      FOR THE SIX MONTH PERIODS
                                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                                       2004            2003            2004            2003
                                                                   ------------    ------------    ------------    ------------
NET REVENUES:
       MEDICAL BILLINGS AND RELATED SERVICES                       $  1,807,508    $    924,172    $  2,736,979    $  1,527,645
       MANAGEMENT SERVICES                                              934,512              --         934,512              --
                                                                   ------------    ------------    ------------    ------------
                  TOTAL NET REVENUE                                   2,742,020         924,172       3,671,491       1,527,645

OPERATING EXPENSES:
       MEDICAL BILLINGS AND RELATED SERVICES                          2,752,694       1,306,309       4,205,703       1,991,330
       MANAGEMENT SERVICES                                              479,395              --         479,395              --
                                                                   ------------    ------------    ------------    ------------
                  TOTAL OPERATING EXPENSES                            3,232,089       1,306,309       4,685,098       1,991,330

                                                                   ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                                   (490,069)       (382,137)     (1,013,607)       (463,685)

NON-OPERATING INCOME (EXPENSE):
       Legal settlement                                                      --              --         (75,750)             --
       Loss on settlement of debts                                      (14,500)       (116,761)        (14,500)       (116,761)
       Gain (loss) on disposal of asset                                      --          32,478          (1,706)         32,478
       Miscellenous                                                      19,800              --              --
       Interest income                                                      136           1,901             191           2,255
       Interest expense                                                (130,776)        (29,683)       (163,224)        (47,232)
                                                                   ------------    ------------    ------------    ------------
               Total non-operating income (expense)                    (125,340)       (112,065)       (254,989)       (129,260)

                                                                   ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
    AND DISCONTINUED OPERATIONS                                        (615,409)       (494,202)     (1,268,596)       (592,945)

INCOME TAXES                                                                 --           5,649           6,400           7,249
                                                                   ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                        (615,409)       (499,851)     (1,274,996)       (600,194)

DISCONTINUED OPERATIONS
  Income from operations of  discontinued subsidiary
    (Less applicable income taxes of $3,249)                                 --           4,874              --           4,874
  Gain (loss) on disposal of subsidiary, net                                 --           7,878              --        (240,193)
                                                                   ------------    ------------    ------------    ------------
         Income (loss) on disposal of subsidiary, net                        --          12,752              --        (235,319)
                                                                   ------------    ------------    ------------    ------------

NET LOSS                                                               (615,409)       (487,099)     (1,274,996)       (835,513)

Dividend requirement for preferred stock                                     --        (189,627)        (63,122)       (208,627)
                                                                   ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $   (615,409)   $   (676,726)   $ (1,338,118)   $ (1,044,140)
                                                                   ============    ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                                        72,854,984       8,350,378      47,669,948       8,350,378
                                                                   ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE FROM CONTINUING OPERATION            (0.01)          (0.06)          (0.03)          (0.07)
                                                                   ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE FROM DISCONTINUED OPERATION             --            0.00              --           (0.03)
                                                                   ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE FOR DIVIDENDS
    FOR PREFERRED STOCK                                                      --           (0.02)          (0.00)          (0.02)
                                                                   ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE                               $      (0.01)   $      (0.08)   $      (0.03)   $      (0.13)
                                                                   ============    ============    ============    ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                                         2004             2003
                                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(1,338,118)     $(1,044,140)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
         Depreciation and amortization                                                    566,314          183,925
         Loss (gain) on disposal of asset                                                   1,706          (32,478)
         Loss on settlement of debts                                                       14,500          116,761
         Disposal of subsidiaries                                                              --          235,319
         Shares issued for services and compensation                                      629,783          378,795
         Shares to be issued for interest                                                      --            9,720
         (Increase) decrease in current assets
               Accounts receivable                                                       (230,464)         (55,411)
               Accounts receivable-management services                                   (787,230)              --
               Prepaid expenses                                                            (7,431)              --
               Inventory                                                                       --           14,500
               Other current assets                                                       (22,900)           2,979
         Increase (decrease) in current liabilities:
               Accounts payable and accrued expense                                       700,143           88,102
               Dividends payable                                                               --          144,073
         (Increase) decrease in other assets-deposit (4,339)
                                                                                      -----------      -----------
     Total Adjustments                                                                    860,082        1,086,285
                                                                                      -----------      -----------
                 Net cash provided by (used in) operating activities                     (478,036)          42,145
                                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Restricted cash                                                                       --           (7,433)
         Cash paid in acquisition of subsidiaries                                      (4,250,000)              --
         Development of software                                                         (137,980)         (97,670)
         Purchase of property & equipment                                                 (58,419)         (12,495)
                                                                                      -----------      -----------
                 Net cash used in investing activities                                 (4,446,399)        (117,598)
                                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds (payment) of loans from related parties                                  52,606          (91,344)
         Proceeds (payment) of notes payable                                             (985,552)         145,486
         Cash received from shares to be issued                                                --           44,980
         Cash received from issuance of shares                                          5,842,153               --
         Proceed from subscription                                                        126,978               --
         Proceed from disposal of fixed asset                                               1,500               --
                                                                                      -----------      -----------
                 Net cash provided by financing activities                              5,037,685           99,122
                                                                                      -----------      -----------

NET INCREASE IN CASH & CASH EQUIVALENTS                                                   113,250           23,669

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                 71,017           33,972
                                                                                      -----------      -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                               $   184,267      $    57,641
                                                                                      ===========      ===========

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

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Healthcare   Administrative   Management   Corporation   (HAMC),   a  California
corporation was formed on July 29, 1997.

K.R. Johnson and Associates (KRJA), an Idaho corporation was formed on December 22, 1995.

Healthcare Billing Solutions, Inc. (HBS), Montana corporation was formed on March 8, 2001.

On November 10, 2003, PracticeXpert completed the 100% acquisition of National Healthcare Management Services, Inc. ("NHMS"), West Virginia Corporation. National Healthcare Management Services, Inc. (NHMS), a West Virginia corporation, was formed on June 23, 1999. On March 1, 2004, PracticeXpert of Texas (PX-TX), which was formed on November 7, 2003, a 100% owned subsidiary of the Company, completed its 100% acquisition of Singer MedScript's assets, a Houston Texas sole proprietorship company, which was formed in 1976.
On April 28, 2004, the Company completed its acquisition of Cancer Care Network, Inc., an Oklahoma corporation, located in Oklahoma City, Oklahoma. Cancer Care Network, Inc. specializes in radiation and medical oncology billing and management.
HAMC, KTJA, HBS, NHMS and PX-TX all provide medical billing and accounts receivable management, practice management, transcription and consulting services to medical practitioners.

RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 were filed on April 14, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

statements as substantially all of the Company's operations are conducted in one industry segment.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of PracticeXpert, Inc., formerly Thaon Communications, Inc. (legal acquirer, the "Parent"), and its 100% owned subsidiary, Practice Xpert Services Corporation and its subsidiaries, Healthcare Administrative Management Corporation, K.R. Johnson and Associates, Healthcare Billing Solutions, Inc., National Healthcare Management Services, Inc., and PracticeXpert of Taxes and Cancer Care Network, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

For the six month period ended June 30, 2004, the Company capitalized internal and external costs of $137,980 incurred to develop internal-use computer software. Capitalized software is amortized over a period of 5 years using the straight-line method. Amortization began when the software was available for its intended use. The amortization amounts for the six month period ended June 30, 2004 and 2003 were $57,349 and $32,438, respectively.

Client lists:
The Company acquired intangible asset of client list through purchase of various subsidiaries valued at $7,453,631 as of June 30, 2004. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
144. The client lists consist of the following:

            K.R. Johnson                            $1,023,837
            HAMC                                       547,645
            HBS                                         27,123
            NHCM                                       447,692
            Singer Medscript                           300,000
            CCN                                      5,107,334
                                                    ----------
                                                     7,453,631
            Accumulated Depreciation                   786,427
                                                    ----------
            Client List, net                         6,667,204
                                                    ==========

The amortization expenses for the period ended June 30, 2004 and 2003 were $465,697 and $105,974, respectively.

Amortization expenses for the Company's intangible assets over the next five twelve-month periods are estimated to be: 2005-$1,870,000, 2006-$1,870,000, 2007-$806,000, 2008-$806,000 and 2009-$806,000.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 COMMON STOCK

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

REGULATION S

On January 9, 2004, the Company and its management (shareholder) entered into a Regulation S Stock Purchase Agreement with California Securities S.A. (CA Securities) a Panamanian business company. The Company agreed to sell to CA Securities in an "offshore transaction" as defined in Regulation S, which transaction had been negotiated outside the U.S. and consummated and closed outside the U.S., and the Purchaser agreed to purchase up to 8,000,000 Units. A unit meant two shares of common stock of the Company. One share was a new share issued by the Company as part of this Reg. S Stock Purchase Agreement and the other share was sold by the Shareholder from their own stock.
For each unit , the purchase price comprised of (1) $.001 per share for the share sold by the shareholders and (2) Per "purchase price" for the shares issued by the Company. "Purchase Price" for the Company Share was the Share Price multiplied by 30%. "Share Price" was the closing bid price (on the OTCBB) multiplied by 90%. Proceeds paid to the Seller was allocated $.001 for each share to Shareholder and the balance to the Company. The Purchaser agreed to use its best efforts to purchase up to 8 million Units between the date hereof and May 30, 2004 ("Best Efforts Period"). For the period ended June 30, 2004, the Company issued 5,226,906 shares of common stock under Regulation S Offering amounting $795,161.

On April 28, 2004, the Company completed the sale of $5.8 million of its common stock and warrants to certain purchasers. The Company sold 48,333,347 restricted shares of its common stock at a purchase price of $0.12 per shares. The purchasers received five-year warrants to purchase 48,333,347 shares of common stock at an exercise price of $0.30 per share. Pursuant to the Registration Rights Agreement the Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the restricted shares of its common stock and common stock issuable upon any exercise of the warrants. As a result, during the period ended June 30, 2004, the Company issued 52,171,169 shares of common stock including warrants of
3,837,822 for cash amounting to $5,183,027, net of commissions amounting $616,973. $20,000 of cash was received in the prior period.
During the six month period ended June 30, 2004, the Company issued 954,827 shares of common stock for cash receipt of $247,418.

During the six month period ended June 30, 2004, the Company issued common stock in exchange of various services to following parties:

The Company issued 231,222 shares of common stock for legal and consulting services amounting $101,456. The Company issued 925,395 shares of common stock for finder fees and investor relations amounting $506,327. The Company issued 40,000 shares of common stock for salary amounting $22,000.

The Company issued 591,152 shares for dividends on Series D convertible Preferred stock amounting $310,000.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six month period ended June 30, 2004, the Company issued 50,000 shares of common stock valued at $24,500 to settle note payable amount of $10,000. The difference amount of $14,500 was record as a loss on settlement of debt.

The subscription receivable which was outstanding as of December 31, 2003 for an amount of $35,000 and was received in the period ended June 30, 2004.

During the six month period ended June 30, 2004, 1,650,000 shares of Series A convertible Preferred stock plus dividend of $131,750 were converted to 3,094,928 shares of common stock.

During the six month period ended June 30, 2004, 197,783 shares of Series B convertible Preferred stock plus dividend of $22,709 were converted to 2,015,153 shares of common stock.

During the six month period ended June 30, 2004, 1,942,566 shares of Series C convertible Preferred stock plus dividend of $153,110 were converted to 29,392,826 shares of common stock.

During the six month period ended June 30, 2004, 100,000 shares of Series D convertible Preferred stock plus dividend of $18,000 were converted to 204,968 shares of common stock.

During the six month period ended June 30, 2004, 120,000 shares of Series E convertible Preferred stock plus dividend of $21,100 were converted to 275,050 shares of common stock.

During the six month period ended June 30, 2004, 50,000 shares of Series F convertible Preferred stock plus dividend of $13,000 were converted to 521,595 shares of common stock. In addition, 138,859 shares of common stock were issued for 13,333 shares of un-issued shares of Series F convertible Preferred stock.

During the six month period ended June 30, 2004, 826,500 shares were issued for acquisition of CCN valued at $500,000.

PREFERRED STOCK

During the period ended June 30, 2004, all of outstanding shares of Series A, B, D, E and F convertible Preferred stock plus dividends were converted to common stock.

During the period ended June 30, 2004, 1,942,566 shares of Series C convertible Preferred stock out of a total of 1,983,736 outstanding shares, plus dividends amounting $153,110, were converted to common stock during the period ended June 30, 2004 which resulted in remaining balance of 41,170 outstanding shares.

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

The Company paid $1,600 for income tax and $158,349 for interest during the six month period ended June 30, 2004. The Company paid $0 for income tax and $34,424 for interest during the six month ended June 30, 2003.

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 130,789 shares of common stock for legal and consulting services amounting $62,156. The Company issued 760,828 shares of common stock for finder fees and investor relations amounting $506,327. The Company issued 40,000 shares of common stock for salary amounting $22,000.

For the six month period ended June 30, 2004, the Company issued 50,000 shares of common stock valued at $24,500 to settle note payable amount of $10,000. The difference amount of $14,500 was record as a loss on settlement of debt.

The Company issued 591,152 shares for dividends on Series D convertible Preferred stock amounting $310,000.

During the six month period ended June 30, 2004, 1,650,000 shares of Series A convertible Preferred stock plus dividend of $131,750 were converted to 3,094,928 shares of common stock.

During the six month period ended June 30, 2004, 197,783 shares of Series B convertible Preferred stock plus dividend of $22,709 were converted to 1,994,696 shares of common stock.

During the six month period ended June 30, 2004, 1,942,566 shares of Series C convertible Preferred stock plus interest of $153,110 were converted to 29,392,826 shares of common stock.

During the six month period ended June 30, 2004, 100,000 shares of Series D convertible Preferred stock plus interest of $18,000 were converted to 204,968 shares of common stock.

During the six month period ended June 30, 2004, 120,000 shares of Series E convertible Preferred stock plus interest of $21,100 were converted to 275,050 shares of common stock.

During the six month period ended June 30, 2004, 50,000 shares of Series F convertible Preferred stock plus interest of $13,000 were converted to 521,595 shares of common stock. In addition, 138,859 shares of common stock were issued for 13,333 shares of unissued shares of Series F convertible Preferred stock.

During the six month period ended June 30, 2004, 826,500 shares were issued for acquisition of CCN valued at $500,000.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the six month ended June 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,968,062 as of June 30, 2004 including the current period loss of $1,338,118. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2004, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

In that regard, on March 1, 2004, the Company purchased all the assets from Singer Mediscript and on April 28, 2004, the Company completed an acquisition of Cancer Care Network, Inc. (note 7)

NOTE 7 - ACQUISITION

On March 1, 2004, the Company consummated its asset acquisition agreement with Singer MedScript, a medical transcription company located in Houston, Texas. The agreement was consummated by the Company's wholly-owned subsidiary, PracticeXpert of Texas, Inc., which agreed to acquire substantially all of the assets and assume certain liabilities and obligations of Singer MedScript for a purchase price of $300,000 from the sole proprietor of Singer MedScript. The purchase price consisted of a cash payment of $150,000 at the closing and the issuance of a promissory note for $150,000 which bears interest of eight percent (8%) per annum and payable in 36 monthly installments of principal and interest commencing on April 1, 2004.

A summary of the assets acquired and consideration for is as follows:

                                                             Allocated
      Assets Acquired                                          Amount
                                                             ---------
      Client lists acquired                                  $ 300,000
                                                             =========

Management allocated the purchase price to the basis of the assets acquired based on management's appraisals at the date of acquisition.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Consideration paid                                       Amount
                                                             ---------
      Cash                                                   $ 150,000
      Promissory note                                          150,000
                                                             ---------

                                                             $ 300,000

On April 28, 2004, the Company consummated its asset acquisition agreement with Cancer Care Network, Inc., an Oklahoma corporation, located in Oklahoma City, Oklahoma. Cancer Care Network, Inc. specializes in radiation and medical oncology billing and management. The acquisition was consummated by the Company, Practice Xpert Services Corp., and PracticeXpert of Oklahoma, Inc., wholly-owned subsidiaries of the Company, which agreed to acquire substantially all of the assets and assume certain liabilities and obligations of Cancer Care Network, Inc. for a purchase price of $5,500,000. The purchase price consisted of a cash payment of $4,100,000 and the issuance of $500,000 in shares of common stock at the closing and the issuance of a promissory note for $900,000 which bears interest of six and one-half percent (6.5%) per annum and payable in 12 monthly installments of principal and interest commencing on April 25, 2004. As a result of this acquisition, the Company expects that CCN will give the Company a platform and base of operations for the Oklahoma medical billing services. A summary of CCN assets acquired, liabilities assumed and consideration for is as follows:

                                                            Allocated
                                                             Amount
                                                           -----------
      Current assets                                       $   232,727
            Client lists                                     5,107,334
            Property & equipment                               233,667
      Accrued liabilities                                      (73,728)
                                                           -----------
                                                           $ 5,500,000

      Consideration paid                                      Amount

      Cash                                                 $ 4,100,000
      Promissory note                                          900,000
      Common Stock                                             500,000
                                                           -----------
                                                           $ 5,500,000

NOTE 8 - COMMITMENTS

The Company has office lease agreements for 7 and 8 years. Future commitments under operating leases are as follows for the twelve months ending June 30:

                        2005                                   168,667
                        2006                                   172,579
                        2007                                   177,096
                        2008                                   124,882
                        2009                                    99,679
                        Remaining after 5 yrs                   41,960
                                                              --------
                  Total minimum lease payment                 $785,863
                                                              ========

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The rent expenses were $133,670 and $81,470 for the six month period ended June 30, 2004 and 2003, respectively.

NOTE 9 - INCOME TAXES

No provision was made for other entities on the Federal income tax since the Company has significant net operating loss. Through June 30, 2004, the Company incurred net operating losses for tax purposes of approximately $1,705,903. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give raise to deferred tax assets and liabilities at June 30, 2004 comprised mainly of net operating loss carry forward. The gross deferred tax asset balance as of June 30, 2004 was approximately $580,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

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

      On April 11, 2003, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Practice Xpert Services Corp., a California corporation, ("PXSC"). Pursuant to the Purchase Agreement, which closed on April 11, 2003, the Company purchased 92% of PXSC's outstanding common stock in exchange for newly issued shares of the Company's common stock and shares of the Company's Preferred Series C stock to former owners of PXSC (the "Selling Shareholders"). As a group, the Selling Shareholders received 7,670,596 (post split) shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of the Company's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the officers of the Company resigned and the board of directors appointed officers of PXSC's as the Company's officers. On September 30, 2003, the Company purchased the remaining 8% of PXSC's outstanding common stock that it did not own by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock to the remaining PXSC stockholders.

      On or about July 15, 2003 the Company filed a revision to it articles of incorporation with the State of Nevada and changed its name from Thaon Communications, Inc. to PracticeXpert, Inc., so that its name would better reflect the business of the Company.

      In accordance with our strategy to grow, in part, through the acquisition of companies providing practice management, billing and related services to physicians, the Company completed two acquisitions during 2003, acquiring

Healthcare Billing Solutions, Inc., Great Falls, Montana, and National Health Care Management Services, Inc., Buckhannon, West Virginia.

      Continuing on with our strategy of acquiring physician services companies, on March 1, 2004 the Company completed the acquisition of Singer MedScript, a medical transcription company located in Houston, Texas, for $150,000 in cash and a $150,000 interest bearing note payable over three years.

      On April 28, 2004 the Company completed the acquisition of Cancer Care Network, a medical billing and practice management services company specializing in radiation oncology, and located in Oklahoma City, Oklahoma, for $4.1 million in cash, $500,000 worth of the Company's common stock, and a $900,000 note payable over ten months.

RESULTS OF OPERATIONS

      The following sections discuss the results of operations for the three and six month periods ended June 30, 2004 compared to the results of operations for the three and six month periods ended June 30, 2003 and were derived from our financial statements and notes thereto included in this quarterly report which are unaudited, and related records. Historical results are not necessarily indicative of results that may be expected for any future period. The following information and data should be read in conjunction with our unaudited financial statements, including the related footnotes and with reference to certain additional information previously reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and previously filed with the Securities and Exchange Commission.

      Net  revenue  was  $2,742,020  for the three  months  ended June 30,  2004 compared to net revenue of $924,172 for the three months ended June 30, 2003. Revenues in the 2004 period were greater as a result of new business, and as a result of the acquisitions completed since July 2003.

      Net revenue was $3,671,491 for the six months ended June 30, 2004 compared to net revenue of $1,527,645 for the six months ended June 30, 2003. Revenues in the 2004 period were greater as a result of new business, and as a result of the acquisitions completed since July 2003.

      During the quarter we began to report revenue in two distinct revenue classifications, "medical billing and related services" and "management services". Medical billing and related services includes medical billing, practice management, transcription, consulting and other services provided directly to physician customers for specific and agreed upon fees. Management services include certain contracts under which PracticeXpert manages specified medical facilities, and participates in the profitability of the facility, along with the owners of the facility. During the quarter, revenue from medical billing and related services was $1,807,508 and revenue from management services was $934,512.

      Our operating expenses for the three months ended June 30, 2004 were $3,232,089 compared to $1,306,309 for the three months ended June 30, 2003.

Operating expenses increased in 2004 over 2003 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with audits of acquired subsidiaries, costs associated with the amortization of acquired client lists, and expenses related to the continued pursuit of acquisition opportunities.

      Our operating expenses for the six months ended June 30, 2004 were $4,685,098 compared to $1,991,330 for the six months ended June 30, 2003. Operating expenses increased in 2004 over 2003 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with audits of acquired subsidiaries, costs associated with amortization of acquired client lists, and expenses related to the continued pursuit of acquisition opportunities.

      We had a net loss of $615,409, or a basic and fully diluted net loss per common share of $0.01, for the three months ended June 30, 2004 compared to a net loss of $676,726, or a basic and diluted net loss per common share of $0.08, for the three months ended June 30, 2003. The net loss for the current three month period includes $445,855 in depreciation and amortization, $58,328 of expenses paid in stock, and a $163,708 in fees related to the payoff of our working capital facility. (see-Liquidity and Capital Resources)

      We had a net loss of $1,338,118, or a basic and fully diluted net loss per common share of $0.03, for the six months ended June 30, 2004 compared to a net loss of $1,044,140, or a basic and diluted net loss per common share of $0.13, for the six months ended June 30, 2003. The net loss for the current six month period includes $566,314 in depreciation and amortization, $236,941 of expenses paid in stock, $75,750 related to a settlement of litigation, $63,122 in accrued dividends payable on preferred stock and a $163,708 in one-time fees related to the payoff of the our working capital facility. See "-Liquidity and Capital Resources".

      On April 28, 2004 the Company completed the acquisition of Cancer Care Network, a medical billing and practice management services company specializing in radiation oncology, and located in Oklahoma City, Oklahoma, for $4.1 million in cash, $500,000 worth of the Company's common stock, and a $900,000 note payable over ten months.

      We believe a significant measure of our progress in accomplishing our business objectives is the number of customers we service, the number physicians those customers include, and the number of deployed hand-held devices utilizing our PXpert Revenue Management System being used, and paid for, by our customers. As of June 30, 2004 we had approximately 105 customers, which included approximately 400 physicians, and we had approximately 70 hand-held devices utilizing our PXpert patient encounter system being used by our customers.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, PracticeXpert had $184,267 in cash and cash equivalents. Current assets at June 30, 2004 were $1,904,490, compared to current liabilities of $3,412,814, resulting in a working capital deficit of $1,508,324. This compares to a working capital deficit at December 31, 2003 of $2,008,291 and at March 31, 2004 of $1,892,015. Of the current liabilities at

June 30, 2004, $122,688 relates to dividends payable on preferred stock, which may be paid in common stock at the Company's option, $422,781 relates to advances from investors for stock not yet issued and approximately $544,856 is due to, or advances from, officers, directors and former owners of PracticeXpert subsidiary companies.

      Our only sources of liquidity are our bank accounts, our unused credit facilities, which at June 30, 2004 were fully drawn and our revenues. During 2003 we began a process of diligently seeking capital for the firm to allow us to embark on a program of expansion, as well as pay certain financial obligations. We raised $5,969,131, net of commissions and finders' fees, during the six months ended June 30, 2004 from the sale of stock to investors, and were able to acquire approximately $630,000 worth of services in exchange for stock. During the three months ended June 30, 2004 we used $478,036 in capital to fund operations, we used $985,552 to pay principal payments on notes payable, we invested $137,980 in further development of the PXpert Revenue Management System software, we used $150,000 for the acquisition of Singer MedScript and we used $4.1 million as the cash portion of the purchase price of Cancer Care Network. We continue to seek capital, primarily for expansion plans.

      During April, 2004 the Company raised $5.8 million (before commissions) through a private placement offering. The $5.8 million offering was privately placed by New York investment banking firm, H. C. Wainwright & Co. Inc. Under the terms of the private placement the investors purchased restricted common stock at a price of $0.12 per share, and for each share purchased received a warrant to purchase an additional share at $.30. The Company has registered with the Securities and Exchange Commission all of the shares of common stock and shares of common stock underlying warrants issued in such private placement pursuant to its Form SB-2 Registration which was declared effective on August 13, 2004.

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

None.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The  Company  was  named  as  a  defendant  in  an  action  entitled,   S2
Consultants, LLC and Westminster Securities Corporation, Plaintiffs, v. PracticeXpert, Inc., Defendant, filed in the United States District Court for the District of New Jersey on August 10, 2004. The complaint in the action contains two counts, the first alleging breach of contract by the Company and the second count alleges unjust enrichment for unspecified damages purportedly caused by the alleged non-payment of a finder's fee due in connection with arranging the Company's $5.8 million private placement transaction which closed on April 28, 2004, and the acquisition of Cancer Care Network, Inc. The complaint also seeks recovery of the plaintiffs' attorney's fees and costs, and interest on the amount owed, as claimed by plaintiffs in the action. The Company intends to vigorously defend itself in this action.

      In addition to the proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. These matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2004, the Company sold 5,226,906 net shares of common stock under Regulation S for $795,161. Under this transaction, the Company issued a total of 10,453,812 of shares to the investor and Jonathan Doctor, Chief Executive Officer, Michael Manahan, Chief Financial Officer, and Zima Hartz, Executive Vice President, of PracticeXpert, agreed, as an inducement to the investor, to return one share of management stock to the Company, for every two shares of stock purchased by the private investor. Subsequent to the end of the first quarter the transaction with the private investor was completed, and in accordance with the agreement, management returned 5,226,906 shares of stock to the Company.

      On April 28, 2004, the Company completed the sale of $5.8 million of its common stock and warrants to certain purchasers. The Company sold 48,333,347 restricted shares of its common stock at a purchase price of $0.12 per share. The purchasers received five-year warrants to purchase 48,333,347 shares of common stock at an exercise price of $0.30 per share. Pursuant to the Form SB-2 Registration Statement of the Company that was declared effective by the Securities Exchange Commission on August 13, 2004, the Company has registered the resale of the shares of common stock and common stock issuable upon any exercise of the warrants issued in the foregoing transaction.

      During the six month period ended June 30, 2004, the Company sold 954,827 shares of restricted common stock for $247,418.

      During the six month period ended June 30, 2004, the Company issued common stock in exchange for various services as follows: 231,222 shares of common stock for legal and consulting services valued at $101,456; 925,395 shares of common stock for finder fees and investor relations valued at $506,327; and 40,000 shares of common stock for salary valued at $22,000.

      During the six month period ended June 30, 2004, the Company issued 50,000 shares of common stock valued at $24,500 to settle a note payable in the amount of $10,000. The difference of $14,500 was record as a loss on settlement of debt.

      The subscription receivable that was outstanding as of December 31, 2003 for $35,000 was received during the period ended June 30, 2004.

      During the six month period ended June 30, 2004, 1,650,000 shares of Series A convertible Preferred stock plus related dividends of $131,750 were converted to 3,094,928 shares of common stock, 197,783 shares of Series B convertible Preferred stock plus related dividends of $22,709 were converted to 2,015,153 shares of common stock, 1,942,566 shares of Series C convertible Preferred stock plus related dividends of $153,110 were converted to 29,392,826 shares of common stock, 100,000 shares of Series D convertible Preferred stock plus related dividends of $18,000 were converted to 204,968 shares of common stock, 120,000 shares of Series E convertible Preferred stock plus related dividends of $21,100 were converted to 275,050 shares of common stock, 50,000 shares of Series F convertible Preferred stock plus related dividends of $13,000 were converted to 521,595 shares of common stock. In addition, 138,859 shares of common stock were issued for 13,333 shares of un-issued shares of Series F convertible Preferred stock.

      During the six month period ended June 30, 2004, 826,500 shares were issued for acquisition of CCN valued at $500,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.    The following Exhibits are filed herein:

      No.         Title
      ----        -----

      31.1 Certification of President and Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.    Reports on Form 8-K filed:

      (a) On May 13, 2004, the Company filed a Current Report on Form 8-K to report the completion of a private placement of $5.8 million and the acquisition of Cancer Care Network, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRACTICEXPERT, INC.


DATED: August 23, 2004                By: /s/ Jonathan Doctor
                                          --------------------------------------
                                          Jonathan Doctor
                                          President, Chief Executive Officer,
                                          Director (Principal Executive Officer)


DATED: August 23, 2004                By: /s/ Michael Manahan
                                          --------------------------------------
                                          Michael Manahan
                                          Chief Financial Officer, Director
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)