Form 10QSB
period 2004-09-30
PRACTICEXPERT INC
filed 2004-11-22
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                        Commission file number: 000-30583

                               PRACTICEXPERT, INC.
           (Name of Small Business Issuer as specific in its Charter)

                        Nevada                            87-0622329
                        ------                            ----------
            (State or Other Jurisdiction of            (I.R.S. Employer
            Incorporation or Organization)            Identification No.)

 10833 Washington Blvd, Culver City, CA                     90232
----------------------------------------                    -----
(Address of Principal Executive Offices)                  (Zip Code)

          Issuer's telephone number, including area code: 310-815-3500

                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of November 16, 2004, the number of shares of Common Stock outstanding was 113,311,340.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

                                TABLE OF CONTENTS
                                                                           PAGE

PART I - FINANCIAL INFORMATION...............................................1

ITEM 1        FINANCIAL STATEMENTS...........................................1

              Consolidated Balance Sheet as of September 30, 2004............1

              Consolidated Statements of Operations for
              the three and nine months ended September 30, 2004 and 2003....2

              Consolidated Statements of Cash Flows for
              the three and nine months ended September 30, 2004 and 2003....3

              Notes to Consolidated Financial Statements.....................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................15

ITEM 3   CONTROLS AND PROCEDURES............................................19

PART II - OTHER INFORMATION.................................................20

ITEM 1   LEGAL PROCEEDINGS..................................................20

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........20

ITEM 3   DEFAULTS UPON SENIOR SECURITIES....................................21

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................22

ITEM 5   OTHER INFORMATION..................................................22

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K...................................22

SIGNATURES..................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS


      CURRENT ASSETS:
           Cash & cash equivalents                                                       $    199,583
           Prepaid expense                                                                     85,042
           Accounts receivable, net                                                           880,871
           Accounts receivable-management service                                             648,027
           Other current assets                                                                32,713
                                                                                         ------------
                   Total current assets                                                     1,846,236

      PROPERTY AND EQUIPMENT, NET                                                             369,375

      OTHER ASSETS
           Deposits                                                                            10,798

      INTANGIBLES:
           Software, net                                                                      424,354
           Client list, net                                                                 6,109,741
                                                                                         ------------
                                                                                         $  8,760,504
                                                                                         ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Accounts payable & accrued expenses                                           $  1,925,525
           Notes payable - related parties                                                    218,296
           Notes payable                                                                      631,473
           Advances                                                                           422,781
           Other current liability, including related party debt of $173,705                  293,809
           Dividends payable                                                                   15,306
                                                                                         ------------
                   Total current liabilities                                                3,507,190

      Note Payable, related party - long term                                                 178,979
      Note Payable - long term                                                                 38,925


      COMMITMENTS

      STOCKHOLDERS' EQUITY
           Preferred stock - unclassified, authorized shares 36,000,000,  no par value none issued
           Preferred stock convertible - Series C, 6%, $.001 par value
              2,000,000 shares authorized; 41,170 issued and outstanding                           41
           Common stock, $.001 par value, 200,000,000 shares authorized;
              112,473,429 issued and outstanding                                              112,473
           Treasury Stock, 49,000 shares of common stock                                     (285,000)
           Additional paid in capital                                                      14,956,991
           Shares to be issued                                                                242,040
           Accumulated deficit                                                             (9,991,135)
                   Total stockholders' equity                                               5,035,410

                                                                                         ------------
                                                                                         $  8,760,504
                                                                                         ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATION
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                       FOR THE THREE MONTH PERIODS     FOR THE NINE MONTH PERIODS
                                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                           2004            2003            2004             2003
                                                                       ------------    ------------    ------------    ------------
NET REVENUES:
        MEDICAL BILLINGS AND RELATED SERVICES                          $  2,377,333    $    883,065    $  5,064,230    $  2,325,710
        MANAGEMENT SERVICES                                               1,376,816              --       2,311,328              --
                                                                       ------------    ------------    ------------    ------------
                   TOTAL NET REVENUE                                      3,754,149         883,065       7,375,558       2,325,710

OPERATING EXPENSES:
        MEDICAL BILLINGS AND RELATED SERVICES                             3,540,800       1,468,192       7,659,038       3,374,522
        MANAGEMENT SERVICES                                               1,261,147              --       1,740,542              --
                                                                       ------------    ------------    ------------    ------------
                   TOTAL OPERATING EXPENSES                               4,801,947       1,468,192       9,399,580       3,374,522

                                                                       ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                                     (1,047,798)       (585,127)     (2,024,022)     (1,048,812)

NON-OPERATING INCOME (EXPENSE):
        Legal settlement                                                         --          52,326         (75,750)         52,326
        Gain  on settlement of debts                                         85,488              --          70,988        (116,761)
        Gain (loss) on disposal of asset                                         --              --          (1,706)         32,478
        Impairment of goodwill                                                   --      (1,684,290)             --      (1,684,290)
        Interest income                                                         130             927             321           3,182
        Interest expense                                                    (46,987)        (22,236)       (206,555)        (69,468)
                                                                       ------------    ------------    ------------    ------------
                   Total non-operating income (expense)                      38,631      (1,653,273)       (212,702)     (1,782,533)

                                                                       ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                (1,009,167)     (2,238,400)     (2,236,724)     (2,831,345)

INCOME TAXES                                                                     --          11,841           6,400          19,090
                                                                       ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                          (1,009,167)     (2,250,241)     (2,243,124)     (2,850,435)

OPERATION FROM SUBSIDIARY TO BE DISPOSED
  Loss from operation to be disposed, net                                   (13,288)         (4,793)        (54,327)         (4,793)

DISCONTINUED OPERATIONS
  Gain on disposal of subsidiary, net                                            --       3,433,069              --       3,433,069
                                                                       ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                                        (1,022,455)      1,178,035      (2,297,451)        577,841

Dividend requirement for preferred stock                                       (618)        (87,729)        (63,740)       (296,356)
                                                                       ------------    ------------    ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                    $ (1,023,073)   $  1,090,306    $ (2,361,191)        281,485
                                                                       ============    ============    ============    ============

BASIC  WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                                           112,072,024       9,586,905      69,294,002       8,807,296
                                                                       ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                                           112,072,024      46,000,057      69,294,002      44,378,790
                                                                       ============    ============    ============    ============

BASIC NET LOSS PER SHARE FROM CONTINUING OPERATION                     $      (0.01)   $      (0.23)   $      (0.03)   $      (0.32)
                                                                       ============    ============    ============    ============
DILUTED NET LOSS PER SHARE FROM CONTINUING OPERATION                   $      (0.01)   $      (0.05)   $      (0.03)   $      (0.06)
                                                                       ============    ============    ============    ============

BASIC NET LOSS PER SHARE FROM OPERATION TO BE DISPOSED                 $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                                       ============    ============    ============    ============
DILUTED NET LOSS PER SHARE FROM OPERATION TO BE DISPOSED               $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                                       ============    ============    ============    ============

BASIC NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATION          $       0.00    $       0.36            0.00    $       0.39
                                                                       ============    ============    ============    ============
DILUTED NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATION        $       0.00    $       0.07    $       0.00    $       0.08
                                                                       ============    ============    ============    ============

BASIC NET LOSS PER SHARE FOR DIVIDENDS FOR PREFERRED STOCK             $      (0.00)   $      (0.01)   $      (0.00)   $      (0.03)
                                                                       ============    ============    ============    ============
DILUTED NET LOSS PER SHARE FOR DIVIDENDS FOR PREFERRED STOCK           $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                                       ============    ============    ============    ============

BASIC  NET INCOME ( LOSS) PER SHARE                                    $      (0.01)   $       0.11    $      (0.03)   $       0.03
                                                                       ============    ============    ============    ============
DILUTED  NET INCOME (LOSS) PER SHARE                                   $      (0.01)   $       0.02    $      (0.03)   $       0.01
                                                                       ============    ============    ============    ============

Weighted average number of shares used to compute basic and diluted loss per share for 2004 are the same since the effect of dilutive securities is anti-dilutive.


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                                           2004            2003
                                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                              $ (2,361,191)   $    281,485
        Adjustments to reconcile net income (loss) to net cash provided by (used in)
           operating activities:
              Depreciation and amortization                                               1,190,377         254,350
              Loss (gain) on disposal of asset                                                1,706         (32,478)
              Impairment of goodwill                                                             --       1,684,290
              Gain on settlement of debts                                                   (70,988)        116,761
              Gain on legal settlement                                                           --         (52,326)
              Gain on disposal of subsidiaries                                                   --      (3,433,069)
              Shares issued for services and compensation                                   632,033         921,754
              Shares to be issued for services                                              207,040              --
              Shares  issued for interest                                                    17,335           9,720
              (Increase) decrease in current assets
                        Accounts receivable                                                (315,690)        196,093
                        Accounts receivable-management services                            (646,481)             --
                        Prepaid expenses                                                     19,812              --
                        Inventory                                                                --
                        Other current assets                                                (32,095)         17,285
              Increase (decrease) in current liabilities:
                        Accounts payable and accrued expense                              1,104,230         321,753
                        Dividends payable                                                        --         296,356
              (Increase) decrease in other assets-deposit                                    (3,563)         (3,563)
                                                                                       ------------    ------------
        Total Adjustments                                                                 2,103,716         296,926
                                                                                       ------------    ------------
                      Net cash provided by (used in) operating activities                  (257,475)        578,411
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
              Restricted cash                                                                    --         174,864
              Cash paid in acquisition of subsidiaries                                   (4,250,000)             --
              Development of software                                                      (164,243)        (99,075)
              Purchase of property & equipment                                             (139,431)       (153,502)
                                                                                       ------------    ------------
                      Net cash used in investing activities                              (4,553,674)        (77,713)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds of loans from related parties                                         94,269          55,557
              Payments of notes payable                                                  (1,185,185)       (643,469)
              Cash received from shares to be issued                                         35,000         111,559
              Cash received from issuance of shares                                       5,867,153              --
              Proceed from subscription                                                     126,978              --
              Proceed from disposal of fixed asset                                            1,500              --
                                                                                       ------------    ------------
                      Net cash provided by (used in) financing activities                 4,939,715        (476,353)
                                                                                       ------------    ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                                     128,566          24,345

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                   71,017          33,972
                                                                                       ------------    ------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                                $    199,583    $     58,317
                                                                                       ============    ============


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

On July 21, 2003, the Company changed its name to PracticeXpert, Inc.

Thaon Communications, Inc. (`Thaon") was originally incorporated under the name Engineering Services, Inc. (a Nevada Corporation), on July 13, 1984. Thaon changed its name to Deep Earth, Inc. in November of 1998. On November 29, 1999, Thaon changed its name to CastPro.com, Inc

Practice Xpert owns 100% of the issued and outstanding shares of Healthcare Administrative Management Corporation (HAMC), a California corporation and K.R. Johnson and Associates (KRJA), an Idaho corporation. On July 31, 2003, PracticeXpert entered into a purchase agreement to acquire 100% of Healthcare Billing Solutions, Inc. (HBS), a Montana corporation.

                               PRACTICEXPERT, INC.

                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The management of the Company decided to dispose Healthcare Billing Solutions, Inc. effective September 1, 2004. The rescission of purchase and sale of stock agreement has not been consummated as of September 30, 2004. The loss from HBS for eight-month period ended August 31, 2004 was presented as loss from operation to be disposed in the financial statements.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 were filed on April 14, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model

                               PRACTICEXPERT, INC.

                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations

                               PRACTICEXPERT, INC.

                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

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

For the nine month period ended September 30, 2004, the Company capitalized internal and external costs of $164,243 incurred to develop internal-use computer software. Capitalized software is amortized over a period of 5 years using the straight-line method. Amortization began when the software was available for its intended use. The amortization amounts for the nine month period ended September 30, 2004 and 2003 were $83,735 and $62,894, respectively.

Client lists:
The Company acquired intangible asset of client list through purchase of various subsidiaries valued at $7,453,631 as of September 30, 2004. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
144. The client lists consist of the following:

            K.R. Johnson               $1,023,837
            HAMC                          547,645
            HBS                            27,123
            NHCM                          447,692
            Singer Medscript              300,000
            CCN                         5,107,334
                                       ----------
                                        7,453,631
            Accumulated Depreciation    1,343,890
                                       ----------
            Client List, net            6,109,741
                                       ==========

The amortization expenses for the period ended September 30, 2004 and 2003 were $798,208 and $289,792, respectively.

Amortization expenses for the Company's intangible assets over the next five twelve-month periods are estimated to be: 2005-$2,230,000, 2006-$1,432,000, 2007-$740,000, 2008-$740,000 and 2009-$708,000.

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

REGULATION S

On January 9, 2004, the Company and its management (shareholder) entered into a Regulation S Stock Purchase Agreement with California Securities S.A. (CA Securities) a Panamanian business company. The Company agreed to sell to CA Securities in an "offshore transaction" as defined in Regulation S, which transaction had been negotiated outside the U.S. and consummated and closed outside the U.S., and the Purchaser agreed to purchase up to 8,000,000 Units. A unit meant two shares of common stock of the Company. One share was a new share issued by the Company as part of this Reg. S Stock Purchase Agreement and the other share was sold by the Shareholder from their own stock. For each unit , the purchase price comprised of (1) $.001 per share for the share sold by the shareholders and (2) Per "purchase price" for the shares issued by the Company. "Purchase Price" for the Company Share was the Share Price multiplied by 30%. "Share Price" was the closing bid price (on the OTCBB) multiplied by 90%. Proceeds paid to the Seller were allocated $.001 for each share to Shareholder and the balance to the Company. The Purchaser agreed to use its best efforts to purchase up to 8 million Units between the date hereof and May 30, 2004 ("Best Efforts Period"). For the period ended September 30, 2004, the Company issued 5,226,906 shares of common stock under Regulation S Offering amounting $795,161.

On April 28, 2004, the Company completed the sale of $5.8 million of its common stock and warrants to certain purchasers. The Company sold 48,333,347 restricted shares of its common stock at a purchase price of $0.12 per shares. The purchasers received five-year warrants to purchase 48,333,347 shares of common stock at an exercise price of $0.30 per share. Pursuant to the Registration Rights Agreement the Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the restricted shares of its common stock and common stock issuable upon any exercise of the warrants. As a result, during the period ended September 30, 2004, the Company issued 52,171,169 shares of common stock including warrants of 3,837,822 for cash amounting to $5,183,027, net of commissions amounting $616,973. $20,000 of cash was received in the prior period.

During the period ended September 30, 2004, the Company issued 1,163,160 shares of common stock for cash receipt of $272,418.

As of September 30, 2004, the Company has received $35,000 for shares to be issued.

During the period ended September 30, 2004, the Company issued common stock in exchange of various services to following parties:

The Company issued 231,222 shares of common stock for legal and consulting services amounting $101,456. The Company issued 925,395 shares of common stock for finder fees and investor relations amounting $506,327. The Company issued 55,000 shares of common stock for salary amounting $24,250. The Company issued 62,000 shares for interest amounting $17,335.

                               PRACTICEXPERT, INC.

                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2004, the Company has 837,911 shares to be issued for services and interest amounting $207,040.

The Company issued 591,152 shares for dividends on Series D convertible Preferred stock amounting $310,000. The Company issued 187,598 shares valued at $22,512 for payment of $108,000 dividends on convertible Preferred stock. The difference amount of $85,488 was record as a gain on settlement of debt.

During the nine month period ended September 30, 2004, the Company issued 50,000 shares of common stock valued at $24,500 to settle note payable amount of $10,000. The difference amount of $14,500 was record as a loss on settlement of debt.

The subscription receivable which was outstanding as of December 31, 2003 for an amount of $35,000 and was received in the period ended September 30, 2004.

During the period ended September 30, 2004, 1,650,000 shares of Series A convertible Preferred stock plus dividend of $131,750 were converted to 3,094,928 shares of common stock.

During the period ended September 30, 2004, 197,783 shares of Series B convertible Preferred stock plus dividend of $22,709 were converted to 2,015,153 shares of common stock.

During the period ended September 30, 2004, 1,942,566 shares of Series C convertible Preferred stock plus dividend of $153,110 were converted to 29,392,826 shares of common stock.

During the period ended September 30, 2004, 100,000 shares of Series D convertible Preferred stock plus dividend of $18,000 were converted to 204,968 shares of common stock.

During the period ended September 30, 2004, 120,000 shares of Series E convertible Preferred stock plus dividend of $21,100 were converted to 275,050 shares of common stock.

During the period ended September 30, 2004, 50,000 shares of Series F convertible Preferred stock plus dividend of $13,000 were converted to 521,595 shares of common stock. In addition, 138,859 shares of common stock were issued for 13,333 shares of un-issued shares of Series F convertible Preferred stock.

During the period ended September 30, 2004, 826,500 shares were issued for acquisition of CCN valued at $500,000.

PREFERRED STOCK

During the period ended September 30, 2004, all of outstanding shares of Series A, B, D, E and F convertible Preferred stock plus dividends were converted to common stock.

During the period ended September 30, 2004, 1,942,566 shares of Series C convertible Preferred stock out of a total of 1,983,736 outstanding shares, plus dividends amounting $153,110, were converted to common stock which resulted in remaining balance of 41,170 outstanding shares.

The Series C convertible Preferred stock is entitled to receive 6% per annum dividend, in preference to any other class. Class C convertible Preferred stock, at the option of the holder thereof, is convertible into 15 share of common stock, The holders of Series C convertible stock shall be paid out of the assets of the Company prior and in preference to any payment or distribution out of

                               PRACTICEXPERT, INC.

                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid $1,600 for income tax and $181,650 for interest during the nine month period ended September 30, 2004. The Company paid $0 for income tax and $52,839 for interest during the nine month period ended September 30, 2003.

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 231,222 shares of common stock for legal and consulting services amounting $101,456. The Company issued 925,395 shares of common stock for finder fees and investor relations amounting $506,327. The Company issued 55,000 shares of common stock for salary amounting $24,250. The Company issued 62,000 shares for interest amounting $17,335.

As of September 30, 2004, the Company has 837,911 shares to be issued for services and interest amounting $207,040.

The Company issued 591,152 shares for dividends on Series D convertible Preferred stock amounting $310,000. The Company issued 187,598 shares valued at $22,512 for payment of $108,000 dividends on convertible Preferred stock. The difference amount of $85,488 was record as a gain on settlement of debt.

During the nine month period ended September 30, 2004, the Company issued 50,000 shares of common stock valued at $24,500 to settle note payable amount of $10,000.

During the period ended September 30, 2004, 1,650,000 shares of Series A convertible Preferred stock plus dividend of $131,750 were converted to 3,094,928 shares of common stock.

During the period ended September 30, 2004, 197,783 shares of Series B convertible Preferred stock plus dividend of $22,709 were converted to 2,015,153 shares of common stock.

During the period ended September 30, 2004, 1,942,566 shares of Series C convertible Preferred stock plus dividend of $153,110 were converted to 29,392,826 shares of common stock.

During the period ended September 30, 2004, 100,000 shares of Series D convertible Preferred stock plus dividend of $18,000 were converted to 204,968 shares of common stock.

During the period ended September 30, 2004, 120,000 shares of Series E convertible Preferred stock plus dividend of $21,100 were converted to 275,050 shares of common stock.

                               PRACTICEXPERT, INC.

                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the period ended September 30, 2004, 50,000 shares of Series F convertible Preferred stock plus dividend of $13,000 were converted to 521,595 shares of common stock. In addition, 138,859 shares of common stock were issued for 13,333 shares of un-issued shares of Series F convertible Preferred stock.

During the period ended September 30, 2004, 826,500 shares were issued for acquisition of CCN valued at $500,000.

NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the nine month ended September 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the period ended September 30, 2003:

                                               Net Inc.(loss)     Shares       Per Share
Basic earnings per shares:
Loss from continuing operations                  (2,850,435)
Loss from operation to be disposed, net              (4,793)
Gain on disposal of subsidiary, net               3,433,069
Dividend requirement for preferred stock           (296,356)
                                               ------------
 Net income available to common stockholders        281,485       8,807,296   $       0.03
                                               ============    ============   ============
Effect of dilutive securities:
     Convertible preferred stock                                 35,571,494

                                               ------------    ------------   ------------
Diluted earnings per share:                         281,485      44,378,790   $       0.01
                                               ============    ============   ============

Weighted average number of shares used to compute basic and diluted loss per share is the same for the period ended September 30, 2004 since the effect of dilutive securities is anti-dilutive.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $9,991,135 as of September 30, 2004 including the current period loss of $2,361,191. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the

                               PRACTICEXPERT, INC.

                     (FORMERLY, THAON COMMUNICATIONS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2004, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

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

A summary of the assets acquired and consideration for is as follows:

                                             Allocated
                   Assets Acquired              Amount
                   ---------------              ------
                   Client lists acquired     $ 300,000
                                             =========

Management allocated the purchase price to the basis of the assets acquired based on management's appraisals at the date of acquisition.

                   Consideration paid      Amount
                   ------------------      ------
                   Cash                   $150,000
                   Promissory note         150,000
                                           -------

                                          $300,000
                                          ========

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

             Consideration paid          Amount
                                    -----------
             Cash                   $ 4,100,000
             Promissory note            900,000
             Common Stock               500,000
                                    -----------
                                    $ 5,500,000

NOTE 8 -   COMMITMENTS

The Company has office lease agreements for 7 and 8 years. Future commitments under operating leases are as follows for the twelve months ending September 30:

                     2005                          170,606
                     2006                          173,242
                     2007                          178,380
                     2008                          104,752
                     2009                          100,294
                     Remaining after 5 yrs          16,784
                                                ----------
                 Total minimum lease payment    $  744,058
                                                ==========

The rent expenses were $234,798 and $121,076 for the nine month period ended September 30, 2004 and 2003, respectively.

NOTE 9 - INCOME TAXES

No provision was made for other entities on the Federal income tax since the Company has significant net operating loss. Through September 30, 2004, the Company incurred net operating losses for tax purposes of approximately $2,728,976. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give raise to deferred tax assets and liabilities at September 30, 2004 comprised mainly of net operating loss carry forward. The gross deferred tax asset balance as of September 30, 2004 was approximately $928,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

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

OVERVIEW

      PracticeXpert, Inc., a Nevada corporation (the "Company"), was incorporated on July 13, 1984. Subsequently the Company went through a series of name changes and changes in its business activities. On November 27, 2000, the Company changed its name to Thaon Communications, Inc ("Thaon"). As Thaon, the Company acquired and/or started a number of media and communications businesses, all of which were ultimately discontinued or sold.

      On April 11, 2003, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Practice Xpert Services Corp., a California corporation ("PXSC"). Pursuant to the Purchase Agreement, which closed on April 11, 2003, the Company purchased 92% of PXSC's outstanding common stock in exchange for newly issued shares of the Company's common stock and shares of the Company's Preferred Series C stock to former owners of PXSC (the "Selling Shareholders"). As a group, the Selling Shareholders received 7,670,596 (post split) shares of common stock and 1,845,000 shares of Preferred Series C stock, constituting 72.75% of the Company's voting securities. As a condition of the Purchase Agreement, on April 11, 2003, the officers of the Company resigned and the board of directors appointed officers of PXSC's as the Company's officers. On September 30, 2003, the Company purchased the remaining 8% of PXSC's outstanding common stock that it did not own by issuing 472,860 shares of the Company's common stock and 111,736 shares of Preferred Series C stock to the remaining PXSC stockholders.

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

      During August, 2004 the Company made the decision to dispose of Healthcare Billing Solutions, Inc. ("HBS") effective September 1, 2004. The Company, in agreement with the previous owner of HBS, made the decision to rescind the purchase and sale of stock agreement entered into previously. The transaction had not been consummated as of November 15, 2004. The operating results from HBS for eight-month period ended August 31, 2004 were presented separately in the financial statements as "Loss from operation to be disposed, net".

RESULTS OF OPERATIONS

      The following sections discuss the results of operations for the three and nine month periods ended September 30, 2004 compared to the results of operations for the three and nine month periods ended September 30, 2003 and were derived from our financial statements and notes thereto included in this quarterly report which are unaudited, and related records. Historical results are not necessarily indicative of results that may be expected for any future period. The following information and data should be read in conjunction with our unaudited financial statements, including the related footnotes and with reference to certain additional information previously reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 and previously filed with the Securities and Exchange Commission.

      Net revenue was $3,754,149 for the three months ended September 30, 2004 compared to net revenue of $883,065 for the three months ended September 30, 2003. Revenues in the 2004 period were greater as a result of new business, and as a result of the acquisitions completed from July 2003 through June 2004.

      Net revenue was $7,375,558 for the nine months ended September 30, 2004 compared to net revenue of $2,325,710 for the nine months ended September 30, 2003. Revenues in the 2004 period were greater as a result of new business, and as a result of the acquisitions completed from July 2003 through June 2004.

      During the second quarter of 2004 we began to report revenue and operating expenses in two distinct revenue classifications "Medical billing and related services" and "Management services". Medical billing and related services includes medical billing, practice management, transcription, consulting and other services provided directly to physician customers, for specific and agreed upon fees. Management services includes certain contracts under which

PracticeXpert manages specified medical facilities, and participates in the profitability of the facility, along with the owners of the facility. During the quarter, revenue from Medical billing and related services was $2,377,333 and revenue from Management services was $1,376,816. For the nine month period revenue from Medical billing and related services was $5,064,230 and revenue from Management services was $2,311,328.

      Our operating expenses for the three months ended September 30, 2004 were $4,801,947 compared to $1,468,192 for the three months ended September 30, 2003. Operating expenses increased in 2004 over 2003 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with audits of acquired subsidiaries, costs associated with the amortization of acquired client lists, new sales and marketing initiatives and expenses related to the continued pursuit of acquisition opportunities.

      Our operating expenses for the nine months ended September 30, 2004 were $9,399,580 compared to $3,374,522 for the nine months ended June 30, 2003. Operating expenses increased in 2004 over 2003 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with audits of acquired subsidiaries, costs associated with amortization of acquired client lists, new sales and marketing initiatives and expenses related to the continued pursuit of acquisition opportunities.

      Under  Management  services,   PracticeXpert  includes  in  its  operating
expenses  the  expenses  of  operating  a specific  cancer  treatment  facility.
Included in those expenses are the costs of drugs administered to patients. Historically, these drugs have been purchased and immediately expensed, as typically these drugs are used within a short period of their purchase. However, these drugs represent a significant cost, and if drugs are purchased and not used immediately, the result will be a spike in operating expenses, in relation to revenues. During the quarter ended September 30, 2004, approximately $150,000 worth of drugs were purchased, and not used in the quarter, yet the costs of these drugs was included in operating expenses. In order to better match revenues and expenses going forward, management has made the decision to implement an inventory system such that the costs of drugs can be properly match against the revenue associated with the utilization of those drugs

      We had a net loss of $1,023,073, or a basic and fully diluted net loss per common share of $0.01, for the three months ended September 30, 2004 compared to a net income of $1,090,306, or a basic net income per share of $0.11 and a diluted net income per common share of $0.02, for the three months ended
September 30, 2003. The net loss for the current three month period includes $624,063 in depreciation and amortization, $226,625 of expenses paid in stock, including a one time fee related to the acquisition of Cancer Care Network of $180,000. The net income of $1,090,306 for the comparable nine month period in 2003 included a $3,433,069 one-time gain on the disposal of certain non-operating subsidiaries.

      We had a net loss of $2,361,191, or a basic and fully diluted net loss per common share of $0.03, for the nine months ended September 30, 2004 compared to a net income of $281,485, or a basic net income per common share of $0.03 and a diluted net income per common share of $0.01, for the nine months ended June 30, 2003. The net loss for the current nine month period includes $1,190,377 in depreciation and amortization, $856,408 of expenses paid in stock, $75,750 related to a settlement of litigation, $70,988 in gains on the settlement of debts, $63,740 in accrued dividends payable on preferred stock and a $163,708 in one-time fees related to the payoff of the our working capital facility. (See, Liquidity and Capital Resources) The net income of $281,485 for the comparable nine month period in 2003 included a $3,433,069 one-time gain on the disposal of certain non-operating subsidiaries.

      During August, 2004 the Company made the decision to dispose of HBS effective September 1, 2004. The Company, in agreement with the previous owner of HBS, made the decision to rescind the purchase and sale of stock agreement entered into previously. The transaction had not been consummated as of September 30, 2004. The operating results from HBS for eight-month period ended August 31, 2004 were presented separately in the financial statements as "Loss from operation to be disposed, net". The Company made the decision to dispose of this subsidiary due to its small size. Management has determined that focusing on acquisitions and business units with greater revenues and revenue generating capacity is more closely aligned with the overall corporate strategy of growth through acquisitions.

      As of September 30, 2004, we had approximately 105 customers, which included approximately 400 physicians, and we had approximately 70 hand-held devices utilizing our PXpert patient encounter system being used by our customers.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, PracticeXpert had $199,583 in cash and cash equivalents. Current assets at September 30, 2004 were $1,846,236, compared to current liabilities of $3,507,190, resulting in a working capital deficit of $1,660,954. This compares to a working capital deficit at December 31, 2003 of $2,008,291 and at June 30, 2004 of $1,508,324. Of the current liabilities at September 30, 2004, $15,306 relates to dividends payable on Preferred Stock, which may be paid in shares of common stock at the Company's option, $422,781 relates to advances from investors for stock not yet issued and approximately $589,372 is due to, or advances from, officers, directors and former owners of PracticeXpert subsidiary companies.

      Our only sources of liquidity are our bank accounts, our unused credit facilities, which at September 30, 2004 were fully drawn and our revenues. We received $6,029,131, net of commissions and finders fees, during the nine months ended September 30, 2004 from the sale of stock to investors, and were able to acquire $856,408 worth of services in exchange for stock. During the nine months ended September 30, 2004 we used $257,475 in capital to fund operations, we used $1,185,185 to pay principal payments on notes payable, we invested $164,243 in further development of the PXpert Revenue Management System software, we purchased equipment for operations totaling $139,431, we used $150,000 for the acquisition of Singer MedScript and we used $4.1 million as the cash portion of the purchase price of Cancer Care Network. We continue to seek capital, primarily for expansion plans.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company was named as a defendant in an action entitled S2 Consultants, LLC and Westminster Securities Corporation, Plaintiffs, v. PracticeXpert, Inc., Defendant, filed in the United States District Court for the District of New Jersey on August 10, 2004. The complaint in the action contains two counts, the first alleging breach of contract by the Company and the second count alleges unjust enrichment for unspecified damages purportedly caused by the alleged non-payment of a finder's fee due in connection with arranging the Company's $5.8 million private placement transaction which closed on April 28, 2004, and the acquisition of Cancer Care Network, Inc. The complaint also seeks recovery of the plaintiffs' attorney's fees and costs, and interest on the alledged amounts claimed by plaintiffs in the action.

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

      During the nine month period ended September 30, 2004, the Company sold 1,163,160 shares of restricted common stock for $272,418.

      During the nine month period ended September 30, 2004, the Company issued common stock in exchange for various services as follows: 231,222 shares of common stock for legal and consulting services valued at $106,456; 925,395 shares of common stock for finder fees and investor relations valued at $506,327; 55,000 shares of common stock for employee compensation valued at $24,250; and 62,000 shares of common stock valued at $17,335 in payment of interest.

      During the nine month period ended September 30, 2004, the Company issued 50,000 shares of common stock valued at $24,500 to settle a note payable in the amount of $10,000. The difference of $14,500 was record as a loss on settlement of debt.

      The subscription receivable that was outstanding as of December 31, 2003 for $35,000 was received during the nine month period ended September 30, 2004.

      During the nine month period ended September 30, 2004, 1,650,000 shares of Series A convertible Preferred stock plus related dividends of $131,750 were converted to 3,094,928 shares of common stock; 197,783 shares of Series B convertible Preferred stock plus related dividends of $22,709 were converted to 2,015,153 shares of common stock; 1,942,566 shares of Series C convertible Preferred stock plus related dividends of $153,110 were converted to 29,392,826 shares of common stock; 100,000 shares of Series D convertible Preferred stock plus related dividends of $18,000 were converted to 204,968 shares of common stock; 120,000 shares of Series E convertible Preferred stock plus related dividends of $21,100 were converted to 275,050 shares of common stock; 50,000 shares of Series F convertible Preferred stock plus related dividends of $13,000 were converted to 521,595 shares of common stock. In addition, 138,859 shares of common stock were issued for 13,333 shares of un-issued shares of Series F convertible Preferred stock.

      During the nine month period ended September 30, 2004, 826,500 shares of common stock were issued for acquisition of CCN valued at $500,000.

      During the nine month period ended September 30, 2004, the Company received $35,000 for shares that have yet to be issued.

      During the nine month period ended September 30, 2004, the Company received services and incurred interest charges valued at $207,040, for which it is obligated to issue 837,911 shares of common stock.

      During the nine month period ended September 30, 2004, the Company issued 591,152 shares, value at $310,000, for accrued dividends payable on Series D convertible Preferred stock. The Company issued 187,598 shares valued at $22,512 for payment of $108,000 in accrued dividends on convertible Preferred stock. The difference of $85,488 was record as a gain on settlement of debt.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. The following Exhibits are filed herein:

      No.   Title

      31.1 Certification of Chief Executive Officer and President pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.    Reports on Form 8-K filed:

      (a) On September 7, 2004, the Registrant filed a Form 8-K/A to amend the Registrant's current reports on Form 8-K dated March 16, 2004, and May 13, 2004.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PRACTICEXPERT, INC.


DATED: November 19, 2004    By: /s/ Jonathan Doctor
                                -------------------
                                Jonathan Doctor
                                Chief Executive Officer and President, Director (Principal Executive Officer)


DATED: November 19, 2004    By: /s/ Michael Manahan
                                -------------------
                                Michael Manahan
                                Chief Financial Officer, Director
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                                INDEX TO EXHIBITS

      No.   Title

      31.1 Certification of Chief Executive Officer and President pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002