Form 10KSB
period 2004-12-31
PRACTICEXPERT INC
filed 2005-04-15
CIK 1113679

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                        Commission file number: 000-30583

                               PRACTICEXPERT, INC.
                 (Name of Small Business Issuer in Its Charter)


            NEVADA                                             87-0622329
------------------------------                           ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


                  10833 WASHINGTON BLVD., CULVER CITY, CA 90232
               (Address of Principal Executive Offices) (Zip Code)

                                 (310) 815-3500
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:


         Title of Each Class          Name of each Exchange on Which Registered
         -------------------          -----------------------------------------
  COMMON STOCK ($0.001 PAR VALUE)                       OTC BB


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's total consolidated revenues for the year ended December 31, 2004, were $11,096.512, net of revenues from the discontinued operation of certain subsidiaries.

The aggregate market value of the registrant's Common Stock, par value $.001 per share, held by non-affiliates was approximately $3,965,247, based on the closing price for the Common Stock on March 22, 2005. Shares of Common Stock known by the registrant to be beneficially owned by the registrant's directors and the registrant's executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. On March 22, 2005, the number of issued and outstanding shares of the registrant's common stock, par value $0.001 per share, was 129,938,872.

                                TABLE OF CONTENTS


PART I.........................................................................3
     ITEM 1.      DESCRIPTION OF BUSINESS......................................3
     ITEM 2.      DESCRIPTION OF PROPERTY......................................7
     ITEM 3.      LEGAL PROCEEDINGS............................................7
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........7

PART II........................................................................8
     ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                  SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.........8
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....9
     ITEM 7.      FINANCIAL STATEMENTS........................................13
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................31
     ITEM 8A.     CONTROLS AND PROCEDURES.....................................31

PART III......................................................................33
     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........33
     ITEM 10.     EXECUTIVE COMPENSATION......................................35
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................37
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............37
     ITEM 13.     EXHIBITS LIST AND REPORTS ON FORM 8-K.......................38
     ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES .....................38

INDEX TO EXHIBITS.............................................................40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

PracticeXpert, Inc., a Nevada corporation, is a healthcare services and technology company, which is in the business of providing "turn-key" administrative services to our clients, as well as developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. We were incorporated under the name Engineering Services, Inc., on July 13, 1984. Since then, we have undergone a series of corporate name changes by amending our articles of incorporation, and discontinued a number of our businesses. On November 27, 2000, we changed our name to Thaon Communications, Inc., and, subsequently, acquired and commenced certain media and communications businesses, all of which were discontinued or sold. On July 9, 2003, we changed our name to PracticeXpert, Inc.

Prior to our name change to PracticeXpert, Inc., on April 11, 2003, we entered into a stock purchase agreement with Practice Xpert Services Corp., a California corporation. Pursuant to this agreement, we purchased 92% of the outstanding shares of capital stock of Practice Xpert Services Corp. The shareholders of Practice Xpert Services Corp. received 7,670,596 shares of our common stock and 1,845,000 shares of our Series C Preferred Stock, constituting 72.75% of our voting securities. As a condition thereto, our existing officers resigned and our board of directors appointed the executive officers of Practice Xpert Services Corp. to serve as our executive management team.

On June 27, 2003, we entered into a stock purchase agreement for the sale of all of the outstanding shares of capital stock of Clover, Inc., one of our wholly-owned subsidiaries, to one of our former directors, in exchange for the repurchase by us of 100,000 shares of our common stock from such director. Clover was an operating subsidiary of one of our predecessor businesses.

On September 30, 2003, we purchased the remaining eight percent (8%) of the issued and outstanding shares of capital stock of Practice Xpert Services Corp. by issuing 472,860 shares of our common stock and 111,736 shares of our Series C Preferred Stock to the shareholders of Practice Xpert Services Corp. As a result thereof, we own all of issued and outstanding shares of capital stock of Practice Xpert Services Corp.

On April 28, 2004, we raised $5.8 million from investors pursuant to the sale of shares of our common stock and warrants to purchase shares of common stock in an offering exempt from the registration requirements under the Securities Act of 1933, as amended. This transaction was immediately followed by the filing of a Form SB-2 Registration Statement with the Securities and Exchange Commission to register such shares of common stock and common stock underlying the warrants in a public offering, which was declared effective by the Securities and Exchange Commission on August 13, 2004, and currently remains effective. Such investors purchased 48,333,347 shares of our common stock at a price of $0.12 per share, and five-year warrants to purchase 48,333,347 shares of common stock at an exercise price of $0.30 per share. H.C. Wainwright & Co. Inc., a Wall Street investment banking firm, acted as the placement agent in connection with the foregoing. H.C. Wainwright & Co. Inc., and its designees, received warrants to purchase 9,666,668 shares of our common stock, as an investment banking fee and certain cash consideration for the services provided to us.

On April 29, 2004, we completed the acquisition of Cancer Care Network, Inc., located in Oklahoma City, Oklahoma, which specializes in radiation and medical oncology billing and management for a purchase price of $5,500,000. The purchase price consisted of a lump sum cash payment of $4,100,000, the issuance of $500,000 in shares of common stock, subject to an increased adjustment on the first and second anniversary date of the closing, and the issuance of a promissory note for $900,000, which bears interest of six and one-half percent (6.5%) per annum and is payable in 10 monthly installments of principal and interest.

On September 1, 2004, we disposed of Healthcare Billing Solutions, Inc., by agreeing to mutually rescind the stock purchase agreement entered into previously with the seller. The operating results from Healthcare Billing Solutions, Inc. are presented separately in our financial statements under "Loss on disposal of subsidiary, net".

On January 3, 2005, we acquired Physicians Informatics, Inc., doing business as PracticeOne, a provider of practice management and clinical management solutions, including outsourced medical billing and administrative services, as well as proprietary practice and clinical management software. Under the terms of our agreement, we issued to the shareholders of PracticeOne 12,500,000 shares of our common stock, and assumed a $4 million promissory note payable to its majority shareholder. Additional purchase price consideration is payable to the shareholders as an earn-out based upon PracticeOne's results of operations subsequent to the closing. Furthermore, such majority shareholder has guaranteed a revolving credit facility between PracticeOne and a major financial institution that will provide us an additional $2,000,000 in borrowing capacity for any potential future corporate acquisitions, as determined by our Board of Directors.

BUSINESS OVERVIEW

We are a healthcare services and technology company in the business of providing "turn-key" administrative services to our clients, as well as developing and deploying systems, technologies and related services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. We bundle our technology applications with our billing and other practice management services to provide an integrated solution to our clients.

Because of our internal development efforts and the acquisition of complementary businesses in our industry, we have developed a broad suite of services and products, including an electronic data capture system designed to reduce the administrative burden that physicians face in operating their medical practices. We believe that our electronic data-capture system is a financially attractive solution to our existing and potential clients, among other competing solutions that are currently available in the marketplace. We plan to continue to deliver to our clients a wide range of products and services, including custom tailored solutions.

MARKETS AND COMPETITION

We believe that our strategy of bundling technology solutions with our core billing and practice management expertise provides us with a competitive advantage. Our services are designed and marketed to appeal to physicians who do not want to invest the time and capital in purchasing practice management systems and hiring staff to operate those systems, which can be a substantial on-going business expense. We believe that our products and services are well-positioned to maintain and further serve our existing client base, as well as attract new physician clients who desire a practice management and/or electronic health records system, consulting, medical transcriptions, business management, accounts receivable collection, training or other related practice management services.

We market our products and services to physicians and physicians' groups throughout the United States through national sales and marketing campaigns, seminars, conferences, one-on-one consultations, telemarketing, direct sales and client and vendor referrals. We also market our products and services through strategic relationships with other health care providers and organizations that provide services to our existing and potential clients.

The outsourced medical billing, practice management and medical software industries are multi-billion dollar industries, which currently serve approximately 700,000 licensed physicians in the United States. These industries are highly competitive and include many major corporations, as well as many small "mom and pop" operations. We compete with many other medical billing and practice management services companies, both large and small, and with practice management and electronic health record software providers. Many of our competitors are more established than us and have substantially greater market share and resources than we do.

PRODUCTS AND SERVICES

We offer the following products and services under the brand name XPERT(TM):

XPERT REVENUE CYCLE SERVICES - We provide a revenue management solution for private practice physicians from the point of service delivery, where revenues are generated, to, ultimately, collecting those revenues from third party payors. Xpert Revenue Cycle Services are designed to increase the potential cash flow for physician clients, which combine innovative software with our medical billing services, including revenue management. Our staff has medical billing expertise, including billing expertise for specialists in the fields of oncology, cardiology, therapeutic and diagnostic radiology and surgery.

XPERT BUSINESS MANAGEMENT SERVICES - We provide a wide range of practice management services. These services include financial administration, office operations and billing and accounts receivable collections management. In addition to billing and collections, we can handle the day-to-day accounting requirements of the medical practice, including purchasing, payroll, accounts receivable, accounts payable, and financial statements.

XPERT TRANSCRIPTION SERVICES - We offer medical transcription services and our staff is assigned to a particular medical specialty. Information from clients may be dictated into a hand-held personal digital recording device and electronically transmitted to us or dictated by telephone to a toll-free "800" telephone number for transcription processing.

XPERT CONSULTING - Our consulting professionals work with physicians to improve administrative procedures and billing processes, reduce redundancies and increase reimbursements. In addition, we provide feedback on the physician service mix and recommend changes or additions to increase profitability. Our consulting services team may also provide analysis and reporting on various aspects of a physician's practice, including advice to reduce overhead costs, provide increases in productivity and improvements in cash flow.

XPERT SEMINARS - We provide billing and coding seminars for medical oncology and radiation oncology medical practices. We also have developed a user's guide that includes current CPT codes, an explanation of each code, clinical examples and Medicare rulings.

XPERT PRACTICE MANAGER - Our Xpert Practice Manager software provides a physician's practice with tools to increase efficiency, third party payor reimbursement and patient satisfaction, including appointment scheduling, patient registration, financial management, accounts receivable management, eligibility processing, claims processing and custom tailored reports to management. Xpert Practice Manager also provides appointment and scheduling work flow tools, rules-based collection decisions, laser printed forms and HIPAA-compliant electronic transaction processing capabilities.

XPERT ELECTRONIC HEALTH RECORD - Our Xpert Electronic Health Record software is an electronic medical record, document management, and retrieval software-based system providing access to patient information in a physician's practice. It may be integrated with lab and hospital interfaces, and our Xpert Practice Manager software, including retrieval of patient demographic data, appointment history, billing status and other pertinent information entered into the system. The system is designed for multiple users to access the same patient record on a simultaneous basis.

Certain of our products and services are provided to our physician customers under service or license agreements that may have a term of one to three years, and may be renewable unless either party terminates the relationship. We bill our physician clients for our Xpert Revenue Cycle Services a percentage of the physician's billings that we collect on their behalf. Typical service rates may range from seven percent to eight percent of collections, but may be more or less depending upon circumstances, and we believe that our rates are competitive with market rates, but may be higher or lower depending upon the breadth of services being provided and the complexity of the billing operations. Our other products and services, such as medical transcription services, practice management services, consulting, seminars and software sales are charged at rates, which we believe are competitive with others in our industry.

HEALTHCARE INDUSTRY

Our business is affected by trends affecting the healthcare industry generally. As healthcare costs have risen over the years, increasing focus has been placed upon the costs associated with the delivery of healthcare products and services. Consequently, third party payors, such as insurance companies, Medicare and similar state reimbursement programs have embarked on programs to limit or even reduce reimbursement to medical practitioners. These changes have increased the demand for healthcare products and services, such as ours, that assist medical practitioners in dealing with the complexity of medical billing and reimbursement issues, while allowing them more time to focus on the quality of care for their patients.

The federal government, various state governments and various private third party payors have developed initiatives to reduce payments for healthcare services, all of which may affect our revenues, as our revenues are typically based upon what we are able to collect for our physician clients. Further, to the degree that payors increase the complexity of the billing and payment process, we may experience increased costs related to providing of our services.

Government regulations and standards for electronic transactions, privacy and information security issued under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") are major issues in the healthcare industry, and are a major concern to us. Although we do not expect the cost of complying with HIPAA to have a material effect on our operations, these regulations may require us to enhance or revise our products and services, and how we deliver them, from time to time, and at any time. The costs of compliance may also create additional demand for our products and services as medical practitioners struggle to deal with HIPAA and other regulations.

REGULATIONS

Healthcare and Privacy Related Legislation

PracticeXpert and our customers are subject to extensive and frequently changing federal and state healthcare laws, a broad range of complex regulations, programs to combat fraud and abuse, and increasing restrictions on reimbursement for healthcare services. Each of the major federal healthcare payment programs (Medicare, Medicaid and TRICARE) has its own set of complex and sometimes conflicting regulations. Additional regulations have been mandated by the Balanced Budget Act and HIPAA, and a number of states have also imposed significant regulatory programs applicable to billing and payment for healthcare services. Political, economic and regulatory influences are subjecting the healthcare industry in the United States to ongoing changes, many of which are fundamental to our industry. Potential reform legislation may include, but is not limited to, the following:

      o     mandated basic healthcare benefits;

      o     controls on healthcare spending through limitations on the growth of
            private  health   insurance   premiums  and  Medicare  and  Medicaid
            reimbursement;

      o     the creation of large insurance purchasing groups;

      o     fundamental changes to the healthcare delivery system;

      o FTC enforcement actions of existing privacy laws relating to the Internet;

      o     Medicare or Medicaid prescription benefit plans;

      o     state licensing requirements; and

      o     patient protection initiatives.

HIPAA

Several state and federal laws govern the collection, dissemination, use and confidentiality of patient healthcare information. HIPAA was signed into law on August 21, 1996, and was designed to improve the efficiency and effectiveness of the healthcare system by standardizing the interchange of electronic data for certain administrative and financial transactions and to protect the confidentiality of patient information. Multiple regulations have, and will continue to, be promulgated from this revolutionary legislation.

Healthcare Fraud and Abuse

The federal government has maintained a significant emphasis on the prevention of healthcare fraud and abuse. Pursuant to the False Claims Act, the Medicare and Medicaid Patient and Program Protection Act of 1987, and HIPAA, the federal government has statutory authority to impose both civil and criminal sanctions and penalties for submission of false claims to governmental payors. Civil monetary penalties of up to $50,000 per offense may be imposed, as well as exclusion from participation in Medicare and other governmental healthcare programs. In addition, the False Claims Act allows a private party to bring a "qui tam" or "whistleblower" suit alleging the filing of false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any damages and civil penalties paid to the government. The U.S. Health Care Financing Administration also offers rewards for information leading to recovery of Medicare funds, and the Health Care Financing Administration has begun to engage private contractors to detect and investigate fraudulent billing practices.

Privacy Compliance

HIPAA's Privacy Rule imposes extensive requirements on healthcare providers, healthcare clearinghouses and health plans. These "Covered Entities" must implement standards to protect and guard against the misuse of individually identifiable health information. Certain functions of PracticeXpert have been or may be deemed to constitute a "clearinghouse" as defined by the Privacy Rule. However, in many instances, we also function as a "business associate", as defined thereunder. Among other things, the Privacy Rule requires us to adopt written privacy procedures, adopt sufficient and reasonable safeguards and provide employee training with respect to compliance. The deadline for compliance with the privacy aspects of HIPAA was April 14, 2003. Although we have undertaken several measures to ensure compliance with the privacy regulation by the deadline and believe that we are in material compliance, the privacy regulations are less definitive than other HIPAA regulations, are broad in scope, and will require constant vigilance for ongoing compliance.

We also may be subject to state privacy laws, which may be more stringent than HIPAA in some cases.

Transaction and Code Sets Compliance

HIPAA also mandates the use of standard transactions for electronic claims and other certain healthcare transactions. HIPAA specifically designates clearinghouses (including us and other financial network operators) as the compliance facilitators for healthcare providers and payors. On August 17, 2000, the U.S. Department of Health and Human Services published final regulations to govern eight of the most common electronic transactions involving health information. Under a revised bill passed by the U.S. Congress, the deadline for the transaction and code sets aspects of HIPAA was extended to October 16, 2003, provided that a formal request for extension and plan for compliance was submitted by October 16, 2002. However, covered entities, including PracticeXpert and our physician customers and payors, are permitted to continue to process non-compliant transactions after October 16, 2003 so long as that covered entity is compliant with the "contingency planning" guidelines provided by the Center for Medicare and Medicaid Services. A substantial number of our transactions involving our physician customers and payors are currently being processed in a non-HIPAA compliant manner in accordance with our contingency plan.

Security Compliance

HIPAA's Security Rule imposes standards for the security of electronic protected health information and was finalized on February 20, 2003. The effective date for the Security Rule is April 20, 2005. We have long-standing physical, technical and administrative safeguards for the protection of electronic health information. The Security Rule has also introduced the concept of an addressable implementation standard which will require ongoing vigilance to ensure that employed safeguards are sufficient given current technology capabilities and threats and reasonable industry expectations.

Identifiers and Future HIPAA Regulations

Because some HIPAA regulations, including some various national identifiers, have yet to be issued or implemented, and because even final HIPAA regulations may be subject to additional modification or amendment, our products may require modification in the future. If we fail to offer solutions that permit compliance with applicable laws and regulations, our business could suffer.

Patient/Consumer Protection Initiatives

State and federal legislators and regulators continue to propose initiatives to protect consumers covered by managed care plans and other health coverage plans. These initiatives may result in the adoption of laws related to timely claims payment and review of claims determinations. These laws may impact the manner in which we perform services for our clients.

Summary

We have a well-established compliance program modeled after the Office of Inspector General's Compliance Program Guidance for Third-Party Medical Billing Companies that is designed and maintained to detect and prevent regulatory violations. We believe our compliance program is effective. However, a compliance program cannot be expected to provide absolute assurance of compliance with the law. The existence of an effective compliance program, though, may reduce the severity of civil and criminal sanctions for certain healthcare related offenses.

While we believe our operations are in material compliance with all federal and state healthcare regulations governing medical billing, as currently
interpreted,   the  regulatory  environment  in  which  we  operate  may  change significantly in the future, which could restrict our existing operations, expansion, financial condition, or opportunities for success. We anticipate that the U.S. Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods, as well as Internet and healthcare privacy legislation, and that public debate of these issues will likely continue in the future. Because of uncertainties as to these reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us.

RESEARCH AND DEVELOPMENT

As with any software products, ongoing product maintenance and upgrades are required to ensure the Xpert software products function properly and continue to deliver value to our clients. While we intend to continue to fund from continuing operations, ongoing maintenance of, and enhancement to, our Xpert software products, we do not project the need to raise additional capital to fund research and development costs during the next 12 months.

EMPLOYEES

As of March 25, 2005, we had a total of 191 full-time employees and 46 independent contractors. In order for us to attract and retain quality employees and contractors, we anticipate we will have to offer competitive salaries and payments to future employees and contractors. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon the level of revenues we may generate and our results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office is located in Culver City, California, which has a term that expires in September 2007, and an option in favor our favor to extend the term for an additional two year period until September 2009. The Company conducts its operations from 10 other offices locations in Oklahoma, California, Virginia, West Virginia, Washington, New Jersey, Kentucky, Idaho and Texas. We believe that all of our facilities are leased at market rates pursuant to arms-length transactions with expiration dates that vary through October, 2007, and, in some cases, contain option(s) to extend the term(s) thereof. Although our office facilities vary in terms of age and condition, management believes that our facilities have generally been well maintained, are covered by adequate insurance and are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "PXPT".

The high and low closing bid prices for the fiscal years 2003 and 2004 are as follows:

         Year     Quarter   High*              Low*

         2003     First     $0.20             $0.02
                  Second    $0.51             $0.07
                  Third     $1.80             $0.06
                  Fourth    $1.00             $0.55

         2004     First     $0.65             $0.56
                  Second    $0.67             $0.20
                  Third     $0.46             $0.12
                  Fourth    $0.14             $0.08

* On January 10, 2003, the Company effectuated a 1 for 50 reverse stock split. On July 17, 2003, the Company effectuated a 1for 20 reverse stock split. These prices reflect post-split values. Furthermore, the prices of the Common Stock set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 22, 2005, there were approximately 129,938,872 shares of our common stock issued and outstanding held by approximately 2,400 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the three month period ended December 31, 2004, the Company issued the following securities:

         (a) Warrants to one "accredited investor", as such term is defined in Rule 501 of the Securities Act of 1933, as amended, to purchase 500,000 shares of common stock. The warrants are subject to immediate vesting, have an exercise price of $.30 per share, and expire if not exercised by November 23, 2009.

         (b) 1,370,685 shares of common stock of the registrant were issued to an individual pursuant to the terms of a stock purchase agreement between the registrant and such person executed during the previous year.

         (c) 938,866 shares of common stock of the registrant were issued to six consultants of the registrant.

The foregoing issuances were exempt from the registration requirements, as set forth in Section 5 of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, because such issuances were privately-negotiated transactions, which did not involve any advertising or general solicitation, and the recipient of the registrant's securities were accredited investors within the meaning of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF PRACTICEXPERT AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

This report contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, (e) our ability to achieve adequate intellectual property protection for our future products and
(f) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis and Plan of Operations" and "Business," as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that that demand for our products and services will significantly increase, that our Chief Executive Officer and President, Chief Financial Officer and Executive Vice President will remain employed as such, that our forecasts accurately anticipate market demand, and that there will be no material adverse change in our operations or business or in governmental regulations affecting us, our clients and/or suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative terms and selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this report and in the documents incorporated by reference into this report that is not a statement of an historical fact constitutes a "forward-looking statement". Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate", "internal", and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. In such a case, the trading price of our common stock could decline and you could lose all or part of your investment. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise.

GENERAL

PracticeXpert, Inc., a Nevada corporation, is a healthcare services and technology company, which is in the business of providing "turn-key" administrative services to our clients, as well as developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. We were incorporated under the name Engineering Services, Inc., on July 13, 1984. Since then, we have undergone a series of corporate name changes by amending our articles of incorporation, and discontinued a number of our businesses. On November 27, 2000, we changed our name to Thaon Communications, Inc., and, subsequently, acquired and commenced certain media and communications businesses, all of which were discontinued or sold. On July 9, 2003, we changed our name to PracticeXpert, Inc.

Prior to our name change to PracticeXpert, Inc., on April 11, 2003, we entered into a stock purchase agreement with Practice Xpert Services Corp., a California corporation. Pursuant to this agreement, we purchased 92% of the outstanding shares of capital stock of Practice Xpert Services Corp. The shareholders of Practice Xpert Services Corp. received 7,670,596 shares of our common stock and 1,845,000 shares of our Series C Preferred Stock, constituting 72.75% of our voting securities. As a condition thereto, our existing officers resigned and our board of directors appointed the executive officers of Practice Xpert Services Corp. to serve as the executive management team.

On June 27, 2003, we entered into a stock purchase agreement for the sale of all of the outstanding shares of capital stock of Clover, Inc., one of our wholly-owned subsidiaries, to one of our former directors, in exchange for the repurchase by us of 100,000 shares of our common stock from such director. Clover was an operating subsidiary of one of our predecessor businesses.

On September 30, 2003, we purchased the remaining eight percent (8%) of the issued and outstanding shares of capital stock of Practice Xpert Services Corp. by issuing 472,860 shares of our common stock and 111,736 shares of our Series C Preferred Stock to the shareholders of Practice Xpert Services Corp. As a result thereof, we own all of issued and outstanding shares of capital stock of Practice Xpert Services Corp.

On April 28, 2004, we raised $5.8 million from investors pursuant to the sale of shares of our common stock and warrants to purchase shares of common stock in an offering exempt from the registration requirements under the Securities Act of 1933, as amended. This transaction was immediately followed by the filing of a Form SB-2 Registration Statement with the Securities and Exchange Commission to register such shares of common stock and common stock underlying the warrants in a public offering, which was declared effective by the Securities and Exchange Commission on August 13, 2004, and currently remains effective. Such investors purchased 48,333,347 shares of our common stock at a price of $0.12 per share, and five-year warrants to purchase 48,333,347 shares of common stock at an exercise price of $0.30 per share. H.C. Wainwright & Co. Inc., a Wall Street investment banking firm, acted as the exclusive placement agent in connection with the foregoing. H.C. Wainwright & Co. Inc., and its designees, received warrants to purchase 9,666,668 shares of our common stock, as an investment banking fee and certain cash consideration for the services provided to us.

On April 29, 2004, we completed the acquisition of Cancer Care Network, Inc., located in Oklahoma City, Oklahoma, which specializes in radiation and medical oncology billing and management for a purchase price of $5,500,000. The purchase price consisted of a lump sum cash payment of $4,100,000, the issuance of $500,000 in shares of common stock, subject to an increased adjustment on the first and second anniversary date of the closing, and the issuance of a promissory note for $900,000, which bears interest of six and one-half percent (6.5%) per annum and is payable in 10 monthly installments of principal and interest.

On September 1, 2004, we disposed of Healthcare Billing Solutions, Inc., by agreeing to mutually rescind the stock purchase agreement entered into previously with the seller. The operating results from Healthcare Billing Solutions, Inc. are presented separately in our financial statements under "Loss on disposal of subsidiary, net".

On January 3, 2005, we acquired Physicians Informatics, Inc., doing business as PracticeOne, a provider of practice management and clinical management solutions, including outsourced medical billing and administrative services, as well as proprietary practice and clinical management software. Under the terms of our agreement, we issued to the shareholders of PracticeOne 12,500,000 shares of our common stock, and assumed a $4 million promissory note payable to its majority shareholder. Additional purchase price consideration is payable to the shareholders as an earn-out based upon PracticeOne's results of operations subsequent to the closing. Furthermore, such majority shareholder has guaranteed a revolving credit facility between PracticeOne and a major financial institution that will provide us an additional $2,000,000 in borrowing capacity for any potential future corporate acquisitions, as determined by our Board of Directors.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION - The majority of our revenue is generated from medical billing and accounts receivable management. Fees for these services are primarily based on a percentage of net collections on our clients' accounts receivable. Revenue is recognized and our customers are billed when our customers receive payment on those accounts. Revenue from other services, such as practice management, medical transcriptions and consulting services, are recognized on a periodic basis, typically monthly, as services are performed for our clients. Revenue on software sales is recognized as products are delivered to customers.

CLIENT LISTS AND CLIENT ACCOUNT AMORTIZATION - The clients we have acquired through business acquisitions are valued based on a discounted cash flow formula that considers projected client profitability, growth rate and client retention rate. This valuation methodology forms a basis for the determination of the overall purchase price paid for such accounts at the time of their acquisition. Thereafter, the value of a client account is reviewed by management in accordance with our valuation methodology to determine the potential impairment in value, if any, of such client account(s). Client account amortization expense is based upon the expected maximum retention life of such client account at the time of acquisition, and is generally between two and nine years.

RESULTS OF OPERATIONS

The following sections discuss the results of operations. See notes to the Consolidated Financial Statements and Independent Auditors Report for additional information.

YEAR 2004 COMPARED TO YEAR 2003

Consolidated net revenue for the year ended December 31, 2004 was $11,096,512, as compared to consolidated net revenue for the year ended December 31, 2003 of $3,379,258, an increase of $7,717,254, or 228%. Revenues increased during 2004 primarily as a result of the recording of eights months of revenue for PracticeXpert of Oklahoma, Inc., which was formerly named Cancer Care Network, Inc., which was acquired in May 2004, and the recording of ten months of revenue for PracticeXpert of Texas, Inc., which was formerly named Singer MedScript, acquired in March 2004. Revenue also increased as a result of our sales and marketing activities, which generated additional business from new clients during 2004.

During 2004, we began to report revenue and operating expenses in two distinct revenue classifications "Medical billing and related services" and "Management services". Medical billing and related services includes medical billing, practice management, medical transcription, consulting and other services provided directly to physician customers, for specific and agreed upon fees. Management services includes certain contracts under which PracticeXpert manages specified medical facilities, and participates in the profitability of the facility, along with the owners of the facility. During 2004, revenue from medical billing and related services was $7,343,846 and revenue from management services was $3,752,666.

Consolidated operating expenses for the year ended December 31, 2004 were $15,040,965, as compared to consolidated operating expenses for the year ended December 31, 2003 of $5,812,756, an increase of $9,228,209, or 159%. Operating expenses increased, in part, as a result of the recording of eights months of expenses for PracticeXpert of Oklahoma, Inc., and the recording of ten months of expenses for PracticeXpert of Texas, Inc. Expenses also increased as a result of the expansion of corporate support services to our operating units, such as sales and marketing, human resources, accounting and IT support.

During the year ended December 31, 2004, operating expenses included costs associated with the settlement of a legal action of $250,750 and depreciation and amortization consisting primarily of the amortization of client lists of $1,775,524. In addition, during the year, we reviewed the value of our client lists and determined that the value was less than that reported on the balance sheet, and as a result wrote down the value of clients lists by $411,963. Further, we have historically carried the costs associated with the development of software as an asset. However, even though we continue to use the software applications we have developed in our operations, we determined that it was not cost effective to try to accurately value that software for financial statement purposes, and therefore made the decision to expense the unamortized balance of software costs during 2004, taking a one time expense of $416,827.

Also included in 2004 are $564,812 of expenses paid for through the issuance of restricted stock. In accordance with prescribed accounting regulations, services acquired through the issuance of restricted stock are valued based upon the market value of an equivalent quantity of free trading stock at the time the stock is issued. We also to a $239,995 reserve for doubtful accounts, primarily related to Management services. Other expenses included in operating expenses are investor relations of $261,614, loan fees primarily relating to terminated loan facilities of $149,139, auditing costs of $107,806, legal fees of $175,692 primarily relating to the Wainwright financing, and dividends on preferred stock of $63,740 paid in common stock.

We reported a net loss of $4,263,138, or a basic and fully diluted net loss per common share of $0.05 for the year ended December 31, 2004 compared to a net income of $623,414, or a basic net income per common share of $0.07 and a fully diluted net income per common share of $0.01 for the year ended December 31, 2003. The net income for the year ended December 31, 2003 included a one-time gain of $3,433,069 on the disposal of subsidiaries and their related discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, PracticeXpert had $381,403 in cash and cash equivalents. Current assets at December 31, 2004 were $2,159,462, compared to current liabilities of $3,906,659, resulting in a working capital deficit of $1,747,197. This compares to working capital of $2,008,291 as of December 31, 2003. Of the current liabilities at December 31, 2004 $422,781 relates to subscription agreements for stock not yet issued and $377,100 is related party debt, primarily consisting of executives of the company.

Our only sources of liquidity are our bank accounts, our unused credit facilities, which at December 31, 2004 were fully drawn and our revenues. During the year we began a process of diligently seeking capital to allow us to embark on a program of expansion. We raised $6,265,247 during the year ended December 31, 2004 from the sale of stock to investors, and were able to acquire in excess of $564,812 worth of business services and interest in exchange for stock. We continue to seek capital, primarily for expansion plans, but there can be no assurances that we will receive the needed investment capital to fully execute on our business plans, pay off any of the outstanding liabilities, and/or maintain operations.

During the year ended December 31, 2004, we used $333,130 in capital to fund operations, we used $1,482,574 to pay principal payments on notes payable, we invested $137,980 in further development of our proprietary software, we invested $202,677 in operating assets, we used $150,000 for the acquisition of Singer MedScript and we used $4,100,000 for the acquisition of Cancer Care Network.

On April 28, 2004, we completed the private placement of $5.8 million of our common stock and warrants to certain purchasers. Of the funds received, approximately $600,000 was used to pay commissions relating to the financing, $650,000 was used to pay off our revolving credit facility, $4.0 million was used as the cash component of the purchase price of Cancer Care Network, $100,000 was used for attorneys' and other fees associated with the transaction, and the balance was used for working capital purposes.

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

SUBSEQUENT EVENTS

On January 3, 2005, we acquired Physicians Informatics, Inc., doing business as PracticeOne, a provider of practice management and clinical management solutions, including outsourced medical billing and administrative services, as well as proprietary practice and clinical management software. Under the terms of the stock purchase agreement, we issued to the shareholders of PracticeOne 12,500,000 shares of our common stock, and assumed a $4,00,000 promissory note payable to its majority shareholder. Additional purchase price consideration is payable to the shareholders as an earn-out based upon the business' future results of operations. Furthermore, such majority shareholder has guaranteed a revolving credit facility between PracticeOne and a major financial institution that will provide us an additional $2,00,000 in borrowing capacity for any potential future corporate acquisitions, as determined by our Board of Directors.

ITEM 7. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
PracticeXpert, Inc.

We have audited the accompanying consolidated balance sheet of PracticeXpert, Inc. as of December 31, 2004, and the related consolidated statements of operations, consolidated shareholders' deficit, and consolidated cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these consolidated statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PracticeXpert, Inc. as of December 31, 2004, and the results of their operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2004, the Company incurred net losses of $4,199,398 and has accumulated deficit of $11,897,450 as of December 31, 2004. In addition, the Company had negative cash flow from operating activities amounting $316,146 during the year ended December 31, 2004. These factors, among others, as discussed in Note 15 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KABANI & COMPANY, INC.


CERTIFIED PUBLIC ACCOUNTANTS
Huntington Beach, California

April 3, 2005

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS

CURRENT ASSETS:
     Cash & cash equivalents                                             $    381,403
     Prepaid expense                                                           22,045
     Accounts receivable, net                                                 794,245
     Accounts receivable-management service, net                              872,537
     Other current assets                                                      89,232
                                                                         ------------
             Total current assets                                           2,159,462

PROPERTY AND EQUIPMENT, NET                                                   374,898

OTHER ASSETS
     Deposits                                                                  19,856

INTANGIBLES:
     Client list, net                                                       5,252,784
                                                                         ------------
                                                                         $  7,806,999
                                                                         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable & accrued expenses                                 $  2,625,170
     Notes payable - related parties                                          194,116
     Notes payable                                                            323,153
     Advances                                                                 422,781
     Other current liability, including related party debt of $182,984        326,133
     Dividends payable                                                         15,306
                                                                         ------------
             Total current liabilities                                      3,906,659

Note Payable, related party - long term                                       140,740
Note Payable - long term                                                      320,000

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock - unclassified, authorized shares 36,000,000, no par value none issued
     Preferred stock convertible - Series C, 6%, $.001 par value
        2,000,000 shares authorized; 41,170 issued and outstanding                 41
     Common stock, $.001 par value, 200,000,000 shares authorized;
        117,464,982 issued and outstanding                                    117,465
     Treasury Stock, 49,000 shares of common stock                           (285,000)
     Additional paid in capital                                            15,411,422
     Shares to be issued                                                       93,122
     Accumulated deficit                                                  (11,897,450)
                                                                         ------------
             Total stockholders' equity                                     3,439,600

                                                                         ------------
                                                                         $  7,806,999
                                                                         ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                     (Formerly, Thaon Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATION
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                      2004             2003
                                                                  ------------    ------------
NET REVENUES:
    Medical billings and related services                         $  7,343,846    $  3,379,258
    Management services                                              3,752,666              --
                                                                  ------------    ------------
          TOTAL NET REVENUE                                         11,096,512       3,379,258

OPERATING EXPENSES:
    Legal settlement                                                   250,750          30,630
    Impairment of goodwill/client lists                                411,963         175,678
    Impairment of intangible asset                                     416,827          25,727
    Medical billings and related services                           10,312,077       5,580,721
    Management services                                              3,649,348              --
                                                                  ------------    ------------
          TOTAL OPERATING EXPENSES                                  15,040,965       5,812,756
                                                                  ------------    ------------
LOSS FROM OPERATIONS                                                (3,944,453)     (2,433,498)

NON-OPERATING INCOME (EXPENSE):
    Gain  on settlement of debts                                        70,988              --
    Gain (loss) on disposal of asset                                    (4,705)         32,361
    Interest income                                                        382           2,842
    Interest expense                                                  (249,419)        (87,739)
                                                                  ------------    ------------
          Total non-operating income (expense)                        (182,755)        (52,536)
                                                                  ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND DISCONTINUED OPERATIONS                                       (4,127,208)     (2,486,034)

INCOME TAXES                                                             5,600           2,400
                                                                  ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                     (4,132,808)     (2,488,434)

DISCONTINUED OPERATIONS
  Gain (loss) on disposal of subsidiary, net                           (66,590)      3,433,069
                                                                  ------------    ------------

NET INCOME (LOSS)                                                   (4,199,398)        944,635

Dividend requirement for preferred stock                               (63,740)       (321,221)
                                                                  ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS               $ (4,263,138)   $    623,414
                                                                  ============    ============
BASIC  WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                                       80,670,149       9,545,365
                                                                  ============    ============

BASIC NET LOSS PER SHARE FROM CONTINUING OPERATION                $      (0.05)   $      (0.26)
                                                                  ============    ============

BASIC NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATION     $      (0.00)   $       0.36
                                                                  ============    ============

BASIC NET LOSS PER SHARE FOR DIVIDENDS FOR PREFERRED STOCK        $      (0.00)   $      (0.03)
                                                                  ============    ============

BASIC  NET INCOME ( LOSS) PER SHARE                               $      (0.05)   $       0.07
                                                                  ============    ============
DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                                       80,670,149      45,009,233
                                                                  ============    ============

DILUTED NET LOSS PER SHARE FROM CONTINUING OPERATION              $      (0.05)   $      (0.06)
                                                                  ============    ============

DILUTED NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATION   $      (0.00)   $       0.08
                                                                  ============    ============

DILUTED NET LOSS PER SHARE FOR DIVIDENDS FOR PREFERRED STOCK      $      (0.00)   $      (0.01)
                                                                  ============    ============

DILUTED  NET INCOME (LOSS) PER SHARE                              $      (0.05)   $       0.01
                                                                  ============    ============

Weighted average number of shares used to compute basic and diluted loss per share for 2004 are the same since the effect of dilutive securities is anti-dilutive.

  The accompanying notes are an integral part of these unaudited consolidated statements.

                          PRACTICEXPERT SERVICES CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                  PREFERRED STOCK              COMMON STOCK
                                                            -------------------------   -------------------------     ADDITIONAL
                                                            NUMBER OF                    NUMBER OF                     PAID IN
                                                              SHARES         AMOUNT        SHARES        AMOUNT        CAPITAL
                                                           -----------    -----------   -----------   -----------    -----------
BALANCE AT DECEMBER 31, 2002                              $7,011,433     $4,884,826     $8,619,794    $    8,619     $      --
Issuance of shares for cash                                       --             --        555,161           555       248,518
Issuance of shares for directors' fee                             --             --        107,238           107       144,639
Issuance of shares for interest                                   --             --          8,625             9        13,434
Issuance of shares for services                               25,000             25      1,211,944         1,212     1,495,006
Issuance of shares for Bonus                                      --             --         27,499            27        30,607
Issuance of shares for goodwill                                   --             --            500             1           421
Issuance of shares for legal settlement                           --             --        104,216           104        82,852
Issuance of shares for collateral on note                         --             --        200,000           200          (200)
Issuance of shares for dividend payment                           --             --         25,405            25        17,872
Issuance of shares for subscription                               --             --        125,000           125        34,875
Issuance of shares committed from prior year                      --             --          5,000             5         4,995
Issuance of preferred stock committed from prior year        200,000        200,000             --            --            --
Issuance of shares for conversion of preferred stock      (2,234,914)    (2,234,914)     4,103,526         4,104     2,230,810
Cancellation of preferred stock                             (900,000)      (900,000)            --            --       900,000

Issuance of shares for debt settlement                            --             --         92,195            93       123,735
Issuance of shares for acquisition of subsidiaries                --             --        201,815           202       160,708
Shares to be issued for cash received                             --             --             --            --            --
Net loss for the year ended December 31, 2003                     --             --             --            --            --
                                                         -----------    -----------    -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2003                               4,101,519      1,949,937     15,387,918        15,388     5,488,272
Issuance of shares for cash                                       --             --     59,328,662        59,329     6,101,600
Issuance of shares for directors' fee                             --             --        100,000           100        35,900
Issuance of shares for interest                                   --             --         68,093            68        18,139
Issuance of shares for services                                   --             --      2,111,123         2,111       467,771
Issuance of shares for salary                                     --             --         70,000            70        33,480
Issuance of shares for dividend payment                           --             --      1,386,083         1,386       690,341
Issuance of shares for conversion of preferred stock      (4,060,349)    (1,949,896)    36,615,740        36,616     1,913,280
Issuance of shares for debt settlement                            --             --         50,000            50        24,450
Issuance of shares for acquisition of subsidiaries                --             --      2,197,185         2,197       621,166
Issuance of shares for Preferred F shares to be issued            --             --        138,859           139         9,861
Warrants issued                                                   --             --             --            --         7,173
Additional shares issued to correct the transaction               --             --         11,319            11           (11)
Shares to be issued for cash received                             --             --             --            --            --
Net loss for the year ended December 31, 2004                     --             --             --            --            --
                                                         -----------    -----------    -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2004                             $    41,170    $        41   $117,464,982   $   117,465   $15,411,422
                                                         ===========    ===========    ===========   ===========   ===========

                                                                                                                         TOTAL
                                                                                                                      STOCKHOLDERS'
                                                            SHARES TO    SUBSCRIPTION     TREASURY      ACCUMULATED     EQUITY
                                                            BE ISSUED     RECEIVABLE        STOCK         DEFICIT      (DEFICIT)
                                                           -----------    -----------    -----------    -----------   ----------
BALANCE AT DECEMBER 31, 2002                               $ 215,000      $      --      $(285,000)   $(8,257,726)   $(3,434,281)
Issuance of shares for cash                                       --             --             --             --        249,073
Issuance of shares for directors' fee                             --             --             --             --        144,746
Issuance of shares for interest                                   --             --             --             --         13,443
Issuance of shares for services                                   --             --             --             --      1,496,243
Issuance of shares for Bonus                                      --             --             --             --         30,634
Issuance of shares for goodwill                                   --             --             --             --            422
Issuance of shares for legal settlement                           --             --             --             --         82,956
Issuance of shares for collateral on note                         --             --             --             --             --
Issuance of shares for dividend payment                           --             --             --             --         17,897
Issuance of shares for subscription                               --        (35,000)            --             --             --
Issuance of shares committed from prior year                  (5,000)            --             --             --             --
Issuance of preferred stock committed from prior year       (200,000)            --             --             --             --
Issuance of shares for conversion of preferred stock              --             --             --             --             --
Cancellation of preferred stock                                   --             --             --             --             --
                                                         -----------    -----------    -----------    -----------    -----------
Issuance of shares for debt settlement                            --             --             --             --        123,828
Issuance of shares for acquisition of subsidiaries                --             --             --             --        160,910
Shares to be issued for cash received                         23,804             --             --             --         23,804
Net loss for the year ended December 31, 2003                     --             --             --        623,414        623,414
                                                         -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2003                                  33,804        (35,000)      (285,000)    (7,634,312)      (466,911)
Issuance of shares for cash                                  (23,804)        35,000             --             --      6,172,125
Issuance of shares for directors' fee                             --             --             --             --         36,000
Issuance of shares for interest                                   --             --             --             --         18,207
Issuance of shares for services                                   --             --             --             --        469,882
Issuance of shares for salary                                     --             --             --             --         33,550
Issuance of shares for dividend payment                           --             --             --             --        691,727
Issuance of shares for conversion of preferred stock              --             --             --             --             --
Issuance of shares for debt settlement                            --             --             --             --         24,500
Issuance of shares for acquisition of subsidiaries                --             --             --             --        623,363
Issuance of shares for Preferred F shares to be issued       (10,000)            --             --             --             --
Warrants issued                                                   --             --             --             --          7,173
Additional shares issued to correct the transaction               --             --             --             --             --
Shares to be issued for cash received                         93,122             --             --             --         93,122
Net loss for the year ended December 31, 2004                     --             --             --     (4,263,138)    (4,263,138)
                                                         -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2004                             $    93,122    $        --    $  (285,000)  $(11,897,450)   $ 3,439,600
                                                         ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                     (FORMERLY, THAON COMMUNICATIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 2004          2003
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $(4,263,138)   $  623,414
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                         1,775,524       359,263
         Loss (gain) on disposal of asset                          4,705       (32,361)
         Impairment of goodwill/client lists                     411,963       175,678
         Impairment of Intangible assets                         416,827        25,727
         Gain on settlement of debts                             (70,988)           --
         Loss on legal settlement                                     --        30,630
         Loss (gain) on disposal of subsidiaries                  66,590    (3,433,069)
         Shares issued for services and compensation             539,432     1,641,411
         Shares issued for interest                               18,207        31,340
         Shares issued for legal settlement                           --        82,956
         Shares issued for bonus                                      --        30,634
         Warrants issued                                           7,173            --
         (Increase) decrease in current assets
               Accounts receivable                              (232,581)       49,691
               Accounts receivable-management services          (872,537)           --
               Prepaid expenses                                   82,809      (104,854)
               Inventory                                              --        14,500
               Other current assets                              (88,614)       53,760
         Increase (decrease) in current liabilities:                  --        14,500
               Accounts payable and accrued expense            1,777,096       (87,457)
               Other current liabilities                         145,858       (28,144)
               Dividends payable                                 (21,851)      238,770
         Increase in other assets-deposit                        (12,621)           --
                                                              ----------    ----------
     Total Adjustments                                         3,946,992      (951,525)
                                                              ----------    ----------
                 Net cash used in operating activities          (316,146)     (328,111)
                                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Increase in restricted cash                                  --       175,000
         Cash received in disposal of subsidiaries                    --        58,301
         Cash paid in acquisition of subsidiaries             (4,250,000)     (160,000)
         Development of software                                (154,964)     (292,351)
         Proceed from disposal of fixed asset                      1,500            --
         Purchase of property & equipment                       (202,677)      (94,454)
                                                              ----------    ----------
                 Net cash used in investing activities        (4,606,141)     (313,504)
                                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on loans from related parties                  (81,684)     (121,239)
         Payments of notes payable                            (1,400,890)           --
         Proceed of notes payable                                450,000       527,022
         Cash received from shares to be issued                   93,122        23,804
         Cash received from issuance of shares                 6,172,125       249,073
                                                              ----------    ----------
                 Net cash provided by financing activities     5,232,673       678,660
                                                              ----------    ----------

NET INCREASE IN CASH & CASH EQUIVALENTS                          310,386        37,045

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                        71,017        33,972
                                                              ----------    ----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                       $  381,403    $   71,017
                                                              ==========    ==========


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

The management of the Company decided to dispose Healthcare Billing Solutions, Inc. effective September 1, 2004. The loss from HBS for eight-month period ended August 31, 2004 was included in loss from discontinued operation along with a loss on disposal in the financial statements.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of PracticeXpert, Inc., formerly Thaon Communications, Inc. (legal acquirer, the "Parent"), and its 100% owned subsidiary, Practice Xpert and Practice Xpert's subsidiaries, Healthcare Administrative Management Corporation, K.R. Johnson and Associates, Healthcare Billing Solutions, Inc., National Healthcare Management Services, Inc. and PracticeXpert of Taxes and Cancer Care Network, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

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

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

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

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs were amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

The Company had capitalized cost of computer software once a working model is developed through the year 2004. At December 31, 2004, the Company wrote off the balance of the capitalized software costs amounting $416,827 since the management determined that this software would no longer generate the projected revenue as a result of the subsequent acquisition of a company with a different software platform. (note 6)

PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of five to seven years.

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

Following is a summary of segment information by geographic unit for the year ended December 31, 2004:

                                     CA             ID           TX              OK            WV
                                -----------    -----------   -----------    -----------    ---------
Sales                           $ 1,159,293    $ 2,356,046   $   637,454    $ 6,563,868    $ 378,117
Operating income (loss)          (2,662,326)       310,135      (146,878)       723,532     (127,837)
Total Assets                        729,263        356,101       102,620      1,523,772       56,125
Capital Expenditure                      --         18,524         3,000         54,558        2,225
Depreciation and amortization       122,612         53,798            --          1,647       26,088

Following is a summary of segment information by geographic unit for the year ended December 31, 2003:

                                   CA            ID           MO          WV
                              -----------   -----------   ---------   ---------
Sales                         $ 1,058,334   $ 2,204,299   $  50,149   $  66,141
Operating income (loss)        (1,249,511)      268,187     (61,620)    (33,130)
Total Assets                      641,876       375,713       5,063      77,507
Capital Expenditure                    --        62,315          --       8,953
Depreciation and amortization      73,222        64,156         797       3,398


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

STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions only of SFAS 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations0. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

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

During the year 2004, the Company granted a total of 6,000,000 stock options to officers to purchase 1,500,000 shares at $0.12 and 4,500,000 shares at $0.30 per share. The stock options were issued in accordance with the Company's 2003 and 2004 Equity Incentive plan. The 2003 plan options' vesting is immediate and expires ten years from grant date. The 2004 plan options' vesting is 1/3 immediately, 1/3 after 12 months and 1/3 after 24 months and shall expire ten years from grant date. In compliance with FAS No. 148, the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2004 and 2003, as follows:

                                                     Year ended December 31,
                                                      2004            2003
                                                  -----------    ------------

     Net loss - as reported                       $(4,199,398)   $    944,635
     Stock-Based employee compensation
       expense included in reported net
       income, net of tax                                  --              --

     Total stock-based employee
       compensation expense determined
       under fair-value-based method for all
       rewards, net of tax                           (287,820)             --
                                                  -----------    ------------
     Pro forma net income (loss)                  $(4,487,218)   $    944,635
                                                  ===========    ============
     (Loss) per share:

     Basic, as reported                           $     (0.05)   $       0.07
     Diluted, as reported                         $     (0.05)   $       0.01
     Basic, pro forma                             $     (0.06)   $       0.07
     Diluted, pro forma                           $     (0.06)   $       0.01


Following is a summary of the stock option activity:


                Outstanding at December 31, 2002              --
                Granted                                       --
                Forfeited                                     --
                Exercised                                     --
                                                      ----------
                Outstanding at December 31, 2003              --

                Granted                                6,000,000
                Forfeited                                     --
                Exercised                                     --
                                                      ----------
                Outstanding at December 31, 2004       6,000,000
                                                      ==========

Following is a summary of the status of options outstanding at December 31, 2004:

                                  Outstanding Options       Exercisable Options
                                  -------------------       -------------------
                                 Weighted
                                  Average      Weighted               Weighted
                                Remaining       Average               Average
                               Contractual     Exercise               Exercise
Exercise Price       Number        Life          Price      Number     Price
---------------      ------        ----        --------     ------    --------
$ 0.12 - $ 0.30    6,000,000      10 yrs        $ 0.26        --       $  --

For  options   granted   during  the  year  ended   December   31,   2004,   the
weighted-average fair value of such options was $0.065 for 2003 plan and $0.042 for 2004 plan.

Stock-based compensations recognized during the years ended December 31, 2004 and 2003 were $-0-.

The Black-Scholes option pricing model used the following assumptions:

                                                              2004
                                                            --------
  Risk-free interest rate                                     3.60%
  Expected life of the options                              10 years
  Expected volatility                                           70%
  Expected dividend yield                                        0

RECENT PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 3 -  PREPAID EXPENSES

This amount represents the prepaid insurance cost of $7,474, prepaid travel expenses of $9,205 and other prepaid expenses of $5,366.

NOTE 4 - ACCOUNTS RECEIVABLE

Account Receivable;
The Company has a net accounts receivable balance of $794,245 as of December 31, 2004. In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The Company considers majority accounts receivable are collectible. The Company reserved $56,470 as allowance of bad debts.

Account Receivable-management services;
The Company has a net accounts receivable balance of $872,537 as of December 31, 2004. The Company reserved $183,500 as allowance for bad debts.


NOTE 5 -   PROPERTY AND EQUIPMENT

Property and equipment comprised of following on December 31, 2004:

                  Furniture & Fixtures                $   570,606
                  Office Equipment                        135,366
                  Computer Equipment                      346,619
                  Leasehold Improvement                     9,941
                                                      -----------
                                                        1,062,532
                  Less Accumulated Depreciation          (687,634)
                                                      -----------
                                                      $   374,898
                                                      ===========

NOTE 6 - INTANGIBLE ASSETS

Software:
During the years ended December 31, 2004 and 2003, the Company capitalized internal and external costs of $137,980 and $292,351, respectively, incurred to develop internal-use computer software during the application and development stage. Capitalized software has been amortized over a period of 5 years using the straight-line method. Amortization began when the software was available for its intended use. The amortization amounts for the year ended December 31, 2003 and 2002 were $66,898 and $18,417, respectively. The Company evaluates capitalized software cost for recoverability and writes down such costs if the unamortized cost is lower than its net realizable value. At December 31, 2004, the Company wrote off the balance of the capitalized software costs amounting $416,827 as a result of the subsequent acquisition of a company with a different software platform.

Client lists:

The Company has client lists acquired through purchase of subsidiaries valued at $5,252,784 and $2,074,066 as of December 31, 2004 and 2003, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. At December 31, 2004 and 2003, the Company recorded impairment loss of $288,600 and $175,678, respectively since the Company determined that the undiscounted cash flows estimated to be generated by the client lists are less than the carrying amount. The amortization expenses for the period ended December 31, 2004 and 2003 were $1,530,680 and $217,674, respectively.

The estimated aggregated amortization expenses for each of five succeeding years are as follows:

                           2005     $ 2,161,000
                           2006       1,168,000
                           2007         671,000
                           2008         671,000
                           2009         375,000

Goodwill:

The Company issued additional 1,370,685 shares to the previous owners of a subsidiary for backfill per purchase agreement. This amount valued at $123,363 was recorded as goodwill and the full amount was impaired as the management determined that there was no value at December 31, 2004.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                    Accounts payable                $ 1,515,453
                    Accrued expenses                    475,628
                    Accrued payroll                     590,716
                    Payroll tax payable                  43,372
                                                    -----------
                                                    $ 2,625,170
                                                    ===========

NOTE 8 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:

    Notes payable--shareholder  bearing interest at 8%, due July
      1, 2005,  collateralized  by 267,926 shares of the Company's
      common stock                                                     $103,050
    Notes  payable--Shareholder  bearing  interest at 8%, due on
      Dec. 31, 2005                                                      91,066
    Notes  payable--shareholder  bearing  interest at 8%, due on
      October 30, 2007, unsecured                                        74,362
    Notes  payable--shareholder  bearing  interest at 8%, due on
      Feb. 17, 2007, unsecured                                           66,378
                                                                      ---------
    Total                                                               334,856
    Less: non-current portion                                           140,740
                                                                      ---------
    Current portion                                                   $ 194,116
                                                                      =========


The future maturity of the notes payable is as follows:

                                2006                 $ 91,514
                                2007                   49,226
                                                    ---------
                               Total                 $140,740
                                                    =========

NOTE 9 -NOTES PAYABLE

      Note payable--interest rate 18%,  Oct 12, 2004                 $  25,000
      Note payable--interest rate 6.5%, due on Feb. 25, 2005           183,910
      Notes payable--interest rate 10%, due in May 2005                 80,000
      Note payable--interest rate 0.625%, due on December 31, 2007     320,000
      Notes payable                                                     34,243
                                                                     ---------
      Total                                                            643,153
      Less: non-current portion                                        320,000
                                                                     ---------
      Current portion                                                $ 323,153
                                                                     =========


The long term note of $320,000 is due on December 31, 2007.

NOTE 10 -ADVANCES

The advances amounting $422,781 are due on demand, unsecured and interest free.

NOTE 11 -OTHE CURRNT LIABILITIES

Other current liabilities consist of the following:

              Advances from shareholders          $182,984
              Credit lines payable                 143,149
                                                  --------
                                                  $326,133
                                                  ========

The advances from shareholders are due on demand, unsecured and interest free.

NOTE  12   -STOCKHOLDERS' EQUITY

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

REGULATION S

On January 9, 2004, the Company and its management (shareholder) entered into a Regulation S Stock Purchase Agreement with California Securities S.A. (CA Securities) a Panamanian business company. The Company agreed to sell to CA Securities in an "offshore transaction" as defined in Regulation S, which transaction had been negotiated outside the U.S. and consummated and closed outside the U.S., and the Purchaser agreed to purchase up to 8,000,000 Units. A unit meant two shares of common stock of the Company. One share was a new share issued by the Company as part of this Reg. S Stock Purchase Agreement and the other share was sold by the Shareholder from their own stock. For each unit , the purchase price comprised of (1) $.001 per share for the share sold by the shareholders and (2) Per "purchase price" for the shares issued by the Company. "Purchase Price" for the Company Share was the Share Price multiplied by 30%. "Share Price" was the closing bid price (on the OTCBB) multiplied by 90%. Proceeds paid to the Seller were allocated $.001 for each share to Shareholder and the balance to the Company. The Purchaser agreed to use its best efforts to purchase up to 8 million Units between the date hereof and May 30, 2004 ("Best Efforts Period"). For the year ended December 31, 2004, the Company issued 5,226,906 shares of common stock under Regulation S Offering amounting $795,161.

On April 28, 2004, the Company completed the sale of $5.8 million of its common stock and warrants to certain purchasers. The Company sold 48,333,347 restricted shares of its common stock at a purchase price of $0.12 per shares. The purchasers received five-year warrants to purchase 48,333,347 shares of common stock at an exercise price of $0.30 per share. Pursuant to the Registration Rights Agreement the Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the restricted shares of its common stock and common stock issuable upon any exercise of the warrants. As a result, during the year ended December 31, 2004, the Company issued 52,171,169 shares of common stock and warrants of 48,333,347 for cash amounting to $5,183,027, net of commissions amounting $616,973. $20,000 of cash was received in the prior period.

During the year ended December 31, 2004, the Company issued 1,035,911 shares of common stock for cash receipt of $237,418.

As of December 31, 2004, the Company has received $93,122 for shares to be issued.

During the year ended December 31, 2004, the Company issued common stock in exchange of various services to following parties:

The Company issued 2,111,123 shares of common stock for various services amounting $469,882. The Company issued 70,000 shares of common stock for salary amounting $33,550. The Company issued 68,093 shares for interest amounting $18,207. The Company issued 100,000 shares for directors' fees amounting $36,000. The Company issued 820,376 shares for the finder's fees valued at $418,440.

During the year ended December 31, 2004, the Company issued 50,000 shares of common stock valued at $24,500 to settle note payable amount of $10,000. The difference amount of $14,500 was record as a loss on settlement of debt.

The subscription receivable which was outstanding as of December 31, 2003 for an amount of $35,000 and was received in the year ended December 31, 2004.

During the year ended December 31, 2004, the Company issued the following common stock to convert the Preferred stock at the conversion rate specified on Preferred stock certificate;

      o 1,650,000 shares of Series A convertible Preferred stock plus dividend of $131,750 were converted to 3,094,928 shares of common stock.

      o 197,783 shares of Series B convertible Preferred stock plus dividend of $22,709 were converted to 2,015,153 shares of common stock.

      o 1,942,566 shares of Series C convertible Preferred stock plus dividend of $153,110 were converted to 29,392,826 shares of common stock.

      o 100,000 shares of Series D convertible Preferred stock plus dividend of $18,000 were converted to 204,968 shares of common stock. The Company issued additional 1,719,646 shares of common stock for re-pricing adjustment of Preferred D stock.

      o 120,000 shares of Series E convertible Preferred stock plus dividend of $21,100 were converted to 275,050 shares of common stock.

      o 50,000 shares of Series F convertible Preferred stock plus dividend of $13,000 were converted to 521,595 shares of common stock. In addition, 138,859 shares of common stock were issued for 13,333 shares of un-issued shares of Series F convertible Preferred stock.

In addition, the Company issued 591,152 shares for dividends on Series D convertible Preferred stock amounting $310,000. The Company issued 187,598 shares valued at $22,512 for payment of $108,000 dividends on convertible Preferred stock. The difference amount of $85,488 was record as a gain on settlement of debt.

During the year ended December 31, 2004, 826,500 shares were issued for acquisition of CCN valued at $500,000.

During the year ended December 31, 2004, 1,370,685 additional shares were issued per purchase agreement for NHMS acquisition. This issuance valued at $123,362 was recorded as goodwill and included in impairment loss as of December 31, 2004.

PREFERRED STOCK

During the year ended December 31, 2004, all of outstanding shares of Series A, B, D, E and F convertible Preferred stock plus dividends were converted to common stock.

During the year ended December 31, 2004, 1,942,566 shares of Series C convertible Preferred stock out of a total of 1,983,736 outstanding shares, plus dividends amounting $153,110, were converted to common stock which resulted in remaining balance of 41,170 outstanding shares.

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

STOCK PURCHASE WARRANTS

During the year ended December 31, 2004, the Company issued 461,860 warrants to purchase 461,860 shares of common stock for services to raise the Company capital valued at $48,860. The exercise price of the warrants was $0.26. The Company recorded these warrants as the finder's fees against the equity based on the fair market value of warrants. The warrants include a 90-days redemption provision such that if the stock trades for a period of 30 days at price above $1.00, the Company can redeem the warrants for $.001 per warrant, unless exercised. The holder is subject to immediate vesting.

During the year ended December 31, 2004, the Company issued 48,333,347 warrants in conjunction with the sale of 48,333,347 restricted shares of its common stock at a purchase price of $0.12 per shares for $5.8 million to certain purchasers. Effective 180 days from the registration of the warrant shares, the Issuer at its option may call 50% of the warrants at $.65 per warrant if the stock price trades at $.65 for the period of 10 consecutive days. The holder is subject to immediate vesting.

During the year ended December 31, 2004, the Company issued 500,000 warrants as a loan incentive. The exercise price of the warrants was $0.30. The holder is subject to immediate vesting. The Company recorded these warrants as interest valued at $7,173 based on the fair market value of warrants.

The following table summarizes information about the warrants outstanding at December 31, 2004:

                                                         Weighted-     Weighted-
                                          Weighted-      Average       Average
                                           Average       Exercise      Exercise
Range of                                  Remaining      Price of      Price of
Exercise       Warrants      Warrants    Contractual     Warrants      Warrants
Price        Outstanding   Exercisable       Life      Outstanding   Exercisable
--------------------------------------------------------------------------------
$ 0.26-0.30   49,295,207    49,295,207   4.29 years      $  0.30       $  0.30
================================================================================


NOTE   13   - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $229,231 for interest during the year ended December 31, 2004.

The Company paid $0 for income tax and $67,418 for interest during the year ended December 31, 2003.

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 2,111,123 shares of common stock for various services amounting $469,882. The Company issued 70,000 shares of common stock for salary amounting $33,550. The Company issued 68,093 shares for interest amounting $18,207. The Company issued 100,000 shares for directors' fees amounting $36,000. The Company issued 820,376 shares for the finder's fees valued at $418,440.

During the year ended December 31, 2004, the Company issued 50,000 shares of common stock valued at $24,500 to settle note payable amount of $10,000.

The Company issued 591,152 shares for dividends on Series D convertible Preferred stock amounting $310,000. The Company issued 187,598 shares valued at $22,512 for payment of $108,000 dividends on convertible Preferred stock.

During the year ended December 31, 2004, 826,500 shares were issued for acquisition of CCN valued at $500,000.

During the year ended December 31, 2004, 1,370,685 additional shares were issued per purchase agreement for NHMS acquisition. This issuance valued at $123,362 was recorded as goodwill and included in impairment loss as of December 31, 2004.

NOTE   14   - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the years ended December 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and all the convertible preferred stock are regarded as common stock equivalents and are considered in diluted net loss per share calculations.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the year ended December 31, 2003:

                                               Net Inc.(loss)    Shares      Per Share
                                               --------------  -----------   ---------
Basic earnings per shares:
Loss from continuing operations                  (2,488,434)
Gain on disposal of subsidiary, net               3,433,069
Dividend requirement for preferred stock           (321,221)
                                                 ----------
  Net income available to common stockholders       623,414      9,928,866      $0.06
                                                 ==========    ===========   ========
Effect of dilutive securities:
     Convertible preferred stock                                35,080,367
                                                 ----------    -----------   --------
Diluted earnings per share:                         623,414     45,009,233      $0.01
                                                 ==========    ===========   ========

Weighted average number of shares used to compute basic and diluted loss per share is the same for the year ended December 31, 2004 since the effect of dilutive securities is anti-dilutive.

NOTE   15 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of

$11,897,450 as of December 31, 2004. The current net loss amounted to $4,199,398 on December 31, 2004. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2004, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

In that regard, on March 1, 2004, the Company purchased all the assets from Singer Medscript and on April 28, 2004, the Company completed an acquisition of Cancer Care Network, Inc. (note 19)

NOTE 16 - LEGAL SETTLEMENTS

On August 10, 2004, a consultant of the Company filed a complaint in the action contains two counts, alleging breach of contract and unjust enrichment for unspecified damages purportedly caused by the alleged non-payment of a finder's fee due in connection with arranging the Company's $5.8 million private placement transaction which closed on April 28, 2004, and the acquisition of Cancer Care Network, Inc. The complaint also seeks recovery of the plaintiffs' attorney's fees and costs, and interest on the alleged amounts claimed by plaintiffs in the action. This legal action was settled in December 2004 for $175,000, all of which is payable in 2005. This settlement amount of $175,000 was accrued in the financial statements.

The landlord of the building where the corporate office was located filed a Complaint against the Company for unpaid rental payments and overvalued stock security paid for prepaid rent. This case was dismissed on July 10, 2003. The accrued rent amounting to $52,326 has been reversed and recorded as gain on legal settlement in the financial statements for the year ended December 31, 2003.

Two of the shareholders of the Company filed an action against the Company and certain individuals connected therewith. The complaint sought relief for breach of contract, specific performance, breach of fiduciary duty, intentional interference with stock transfer rights, negligent interference with stock transfer rights and injunction. Subsequently, one of the shareholders released the claim. On August 19, 2002, this case was settled with free trading stock of the Company owned by the former officer of the Company. The Company issued 104,216 shares of the common stock valued at $82,956 during the year ended December 31, 2003 and recorded as a loss on legal settlement in the year ended December 31, 2003.

NOTE 17 - DISCONTINUED OPERATIONS

The management of the Company decided to dispose Healthcare Billing Solutions, Inc. effective September 1, 2004. The Company returned the subsidiary to the former owners of the subsidiary with no consideration. The loss from operations of HBS for eight-month period ended August 31, 2004 totaling $54,327 was included in loss from discontinued operation along with a loss on disposal amounting $12,263 in the financial statements in the year ended December 31, 2004.

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

NOTE 18 - RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.

NOTE 19- ACQUISITION

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

A summary of the assets acquired and consideration for is as follows:

                                                     Allocated
            Assets Acquired                            Amount
            ---------------                          --------
            Client lists acquired                    $300,000
                                                     ========

Management allocated the purchase price to the basis of the assets acquired based on management's appraisals at the date of acquisition

            Consideration paid                        Amount
            ------------------                       --------
            Cash                                     $150,000
            Promissory note                           150,000
                                                     --------
                                                     $300,000
                                                     ========

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

A summary of CCN assets acquired, liabilities assumed and consideration for is as follows:

                                                     Allocated
                                                       Amount
                                                    -----------
             Current assets                         $   232,727
                   Client lists                       5,107,334
                   Property & equipment                 233,667
             Accrued liabilities                        (73,728)
                                                    -----------
                                                    $ 5,500,000
                                                    ===========

            Consideration paid                         Amount
            ------------------                      -----------
            Cash                                    $ 4,100,000
            Promissory note                             900,000
             Common Stock                               500,000
                                                    -----------
                                                    $ 5,500,000
                                                    ===========

NOTE   20 -   COMMITMENTS

Leases;
The Company has office lease agreements for 7 and 8 years commenced on October 1, 1999 and various subsequent dates. Future commitments under operating leases are as follows for the twelve month ending December 31:

                             2005                         502,437
                             2006                         417,439
                             2007                         185,142
                             2008                          98,449
                             2009                          92,312
                                                       ----------
                       Total minimum lease payment     $1,295,779
                                                       ==========

The rent expenses were $318,165 and $266,147 for the year ended December 31, 2004 and 2003, respectively.

Related party transactions;
The Company entered into employment and compensation agreements with three officers effective December 1, 2003. The base salaries increase in proportion to the annual revenues of the Company as follows;

           Revenue Run Rate              Annual Salary Rate
           ----------------              ------------------
            $ 3.8 million                    $ 52,000
              5.0 million                      62,737
             10.0 million                     114,105
             15.0 million                     154,105
             20.0 million                     182,737
             25.0 million                     200,000

The total compensation of $402,317 was recorded in the year ended December 31, 2004 based on the agreements.

NOTE   21 -   INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through December 31, 2004, the Company incurred net operating losses for tax purposes of $4,550,668, approximately. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give raise to deferred tax assets and liabilities at December 31, 2004 comprised mainly of net operating loss carryforward. The gross deferred tax asset balance as of December 31, 2004 was approximately $1,673,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                   December 31,    December 31,
                                                       2004           2003
                                                   ------------    ------------
Tax expense (credit) at statutory rate-federal         (34)%           34%
State tax expense net of federal tax                    (6)             6
Permanent differences                                    1              1
Changes in valuation allowance                          39            (41)
                                                    ---------        -------
Tax expense at actual rate                              --             --
                                                    =========        =======

NOTE 22 - SUBSEQUENT EVENT

Acquisition:

On January 10, 2005, PracticeXpert, Inc. completed its acquisition of Transcriptions Plus, inc. a transcription company located in Palm Springs, California. The purchase price consisted of a cash payment of $300,000 at the closing and the issuance of a promissory note for $100,000 which bears interest of seven percent (7%) per annum and payable in 3 years. The note wills be payable in equal quarterly installments with the first payment due 90 days from the closing date.

As a result of this acquisition,  the Company expects that Transcriptions  Plus,
Inc.   will  add   additional   transcription   revenues  and  it  will  provide
opportunities to sell medical billing services.


A summary of the Transcriptions Plus, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                                    Allocated
                                                      Amount
                                                    ---------
            Current assets                          $   6,820
            Fixed assets                               11,029
            Current liabilities                      (107,822)
            Client lists                              489,973
                                                    ---------
                                                    $ 400,000
                                                    =========

            Consideration paid                        Amount
            ------------------                      ---------
            Cash                                    $ 300,000
            7% Note payable - payable in 2008         100,000
                                                    ---------
                                                    $ 400,000
                                                    =========

On January 3, 2005, the Company completed its acquisition of Physicians Informatics, Inc., a Virginia corporation, t/a PracticeOne ("PracticeOne"). PracticeOne maintains offices in Calabasas, California, Somerset, New Jersey, and Richland, Washington. PracticeOne provides HIPAA compliant integrated software and service solutions that address core practice management, clinical management and claims management for physicians. The acquisition was consummated by the Company and Practice Xpert Services Corp., a wholly-owned subsidiary of the Company, which entered into the Agreement of Purchase and Sale of Stock (the "Purchase Agreement") dated as of December 20, 2004, with PracticeOne and PI (Cayman) Limited, to acquire the capital stock of PracticeOne, for a purchase price of 12,500,000 shares of common stock, par value $.001 per share (the "Common Stock"), which has been allocated among the shareholders of PracticeOne in accordance with their respective ownership interests.

As a result of this acquisition, the Company expects that PracticeOne will enhance the Company's ability to better serve the medical community with combined technology with service.


A  summary  of  the  PracticeOne  assets  acquired,   liabilities   assumed  and
consideration for is as follows:

                                                       Allocated
                                                        Amount
                                                     -----------
                Current assets                       $   323,633
                Fixed assets                             213,529
                Other assets                              58,544
                Current liabilities                   (3,206,784)
                LT liabilities                        (6,629,397)
                Client lists                           6,665,475
                Software                               4,200,000
                                                     $ 1,625,000
                                                     ===========

                Consideration paid                      Amount
                ------------------                   -----------
                Common stock - 12,500,000 shares       1,625,000
                                                     -----------
                                                       1,625,000
                                                     ===========

Unaudited Pro-forma revenue, net income and income per share assuming the transactions had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                    For the year ended
                                            ------------------------------------
                                            December 31, 2004  December 31, 2003
                                            -----------------  -----------------
                                               (Unaudited)         (Unaudited)

        Revenue                               $ 15,718,130       $ 10,571,683
        Net Income (loss) for the period      $ 10,496,224)      $ (5,449,610)
        Net Income (loss) per share-Basic     $      (0.13)      $      (0.57)
        Net Income (loss) per share-Diluted   $      (0.13)      $      (0.12)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness, as of December 31, 2004, of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended ("the Exchange Act"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2003, were effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the

Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of each of the current directors and executive officers of the Company are as follows:

Name                  Age       Position
----                  ---       --------
Jonathan Doctor       42        President, Chief Executive Officer and Director
Michael Manahan       49        Chief Financial Officer and Director
Zima Hartz            43        Executive Vice President, Secretary and Director
Monica Dedovich       69        Director
Joseph Simone         68        Director
Charles Smith         48        Director

JONATHAN DOCTOR serves as our President, Chief Executive Officer, and a Director. Mr. Doctor also serves as chairman, president, and chief executive officer for Practice Xpert Services Corp. , a company he co-founded in August 2001. From December 2000 to July 2001, Mr. Doctor was a director at Parkstone Medical Information Systems. From August 1999 to November 2001, he was president of Care Delivery Solutions Corporation. Prior to that, Mr. Doctor served as vice-president, Systems Development of Salick Health Care Inc. from July 1997 to May 2000. He holds a B.A. from the University of Pennsylvania, an M.Ph. from Yale University School of Medicine and an M.B.A. from the USC Graduate School of Business.

MICHAEL MANAHAN serves as our Chief Financial Officer and a Director. Mr. Manahan has served as chief financial officer of Practice Xpert Services Corp. since September 2001. Mr. Manahan is also president of Magnum Financial Group, LLC, a non-active company he co-founded in April 1998, that provided financial advisory and consulting services to emerging growth companies. Prior to Magnum, Mr. Manahan held a variety of financial and operational positions in a diversified group of companies. Mr. Manahan is a graduate of the British Columbia Institute of Technology and holds an M.B.A. from Pepperdine University.

In February 2002, the Securities and Exchange Commission filed a civil action for violations of federal securities laws against a public entity and certain of its shareholders and officers, and against Mr. Manahan and his company, Magnum Financial Group, LLC, which had been providing investor relations services to the public company. On or about February 15, 2002, Mr. Manahan and Magnum consented to entry of a permanent injunction, enjoining them from future violations of the antifraud provisions of the securities laws, and a permanent injunction was entered on February 27, 2002. Magnum subsequently established a policy of independently verifying all information provided to it by client companies for publication and/or general distribution.

ZIMA HARTZ serves as our Executive Vice-President, Secretary and a Director. Mr. Hartz is executive vice president of product development for Practice Xpert Services Corp. Prior to co-founding Practice Xpert Services Corp. in August 2001, Mr. Hartz held key management positions and was responsible for development and operations of large software products in the healthcare field, serving as a director for Parkstone, Inc. from December 2000 to July 2001; executive vice president of Care Delivery Solutions Corporation from August 1999 to November 2001; and served as senior director of software product development for Salick Healthcare's technology unit from January 1998 to July 2000. Ms. Hartz holds an M.B.A. from Pepperdine University and a B.S. in Math and Computer Science from UCLA.

MONICA DEDOVICH serves as a Director. Ms. Dedovich is a frequent speaker and guest lecturer on physician reimbursement in the New York Metropolitan Region and New England. Ms. Dedovich is one of the original founders of the New York State and Massachusetts State Oncology Societies. Ms. Dedovich served as President of Healthcare Administrative Management from 1997 to March 2001. Since March 2001, she has served as a director of Practice Xpert Services Corp.

JOSEPH SIMONE serves as a director. Dr. Simone is the clinical director emeritus of the Huntsman Cancer Institute and professor emeritus of pediatrics and medicine at the University of Utah School of Medicine. Dr. Simone also served as assistant vice-president for cancer programs at the University of Utah. From 1992 to 1996, Dr. Simone served as physician-in-chief of the Memorial
Sloan-Kettering Cancer Center in New York City. Before joining Memorial Sloan-Kettering, Dr. Simone he spent virtually his entire medical career at St.

Jude Children's Research Hospital in Memphis, Tennessee, where he joined the staff in 1967. In his years there, Dr. Simone was engaged in clinical research efforts to improve therapy for children with cancer and he played a leadership role in the development of curative treatments for childhood leukemia and lymphoma. Dr. Simone also served as chief executive officer of St. Jude from 1983 to 1992. Previously, Dr. Simone served as medical director and chairman of the National Comprehensive Cancer Network. Dr. Simone served for six years as a member of the Board of Scientific Advisors of the National Cancer Institute
(NCI) and is chairman of the National Cancer Policy Board of the Institute of Medicine. Dr. Simone also serves on the external committees of nine NCI-designated cancer centers. Dr. Simone received his medical degree from the Stritch School of Medicine at Loyola University in Chicago in 1960. Dr. Simone completed his residency in internal medicine at Presbyterian - St. Luke's Hospital and was a fellow in pediatric hematology at the University of Illinois Research and Educational Hospitals, both also located in Chicago.

CHARLES SMITH serves as a director and chairman and chief executive officer of PracticeOne. Mr. Smith was formerly senior vice president of mergers and acquisitions and a director at Election, Inc., a global election software and services company. Previously, Mr. Smith held senior managerial, business development and finance positions at Procter & Gamble and PepsiCo International.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of the registrant's shares of common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by regulations promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms that they file.

With reference to transactions during 2004, to the registrant's knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed except that the registrant's directors inadvertently did not timely report on Form 4 the issuance of 10,000 shares of common stock to each of them for their services as a director on October 13, 2004 and December 29, 2004, respectively. Such issuances have been reported by such persons on their respective Form 5 filed with the Securities and Exchange Commission in February, 2005. Furthermore, the Board of Directors issued to each of Jonathan Doctor, Michael Manahan and Zima Hartz on October 4, 2004, employee stock options to purchase 1,500,000 shares of common stock at an exercise price of $.30 per share, which was higher than the prevailing market price of our common stock. Such persons inadvertently did not timely report on Form 4 the issuance of such options. Such issuances have been reported by such persons on their respective Form 5 filed with the Securities and Exchange Commission.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company has an Audit Committee, Nominating Committee and Compensation Committee. The members of each committee have been appointed by the Board of Directors to serve until their respective successors are elected and qualified. Such committees were formed on October 10, 2004, but have not held any meetings since their formation.

Pursuant to resolutions of the Board of Directors, these committees have the responsibilities and authority described below.

The Nominating Committee has the responsibility to propose nominees to the Board of Directors. The members of the Nominating Committee are Messrs. Doctor, Hartz and Manahan.

The Audit Committee has the responsibility of (i) recommending the selection of our independent public accountants, (ii) reviewing and approving the scope of the independent public accountants' audit activity and extent of non-audit services, (iii) reviewing with management and our independent public accountants the adequacy of our accounting system and the effectiveness of our internal audit plan and activities, (iv) reviewing with management and our independent public accountants the financial statements and exercising general oversight of the financial reporting process and (v) reviewing with us litigation and other legal matters that may affect our financial condition, and monitoring compliance with our business ethics and other policies. The members of the Audit Committee are Messrs. Doctor, Simone and Manahan.

The Compensation Committee has the responsibility of (i) establishing the salary rates of our officers and employees and our subsidiaries, (ii) approving the issuance of stock options and other securities to management and its affiliates, and (iii) examining periodically our compensation structure and compensation plans. Any options or other securities to be issued to members of the Compensation Committee or their respective affiliates must be approved by a majority of the members of the Company's Board of Directors who do not have an interest in such transaction. The members of the Compensation Committee are Messrs. Hartz and Simone and Ms. Dedovich.

ITEM 10. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 per year was awarded to, earned by, or paid to any of our executive officers during the fiscal years 2003 and 2002. The following table provides summary information for the years 2004, 2003 and 2002 concerning cash and non-cash compensation paid or accrued by us to our "named" executive officers.

                           SUMMARY COMPENSATION TABLES

                                                  -------------------------------------------------
                                                                Annual Compensation
---------------------------------------------------------------------------------------------------
Name and                                                                            Other Annual
Principal Position                      Year         Salary (US$)     Bonus ($)    Compensation ($)
---------------------------------------------------------------------------------------------------
Jonathan Doctor, President and          2004         $114,003 (4)      - 0 -         $4,800 (5)
Chief Executive Officer

Michael Manahan, Chief Financial        2004         $114,003 (4)      - 0 -         $4,800 (5)
Officer

Zima Hartz, Executive Vice President    2004         $114,003 (4)      - 0 -         $4,800 (5)
And Secretary
---------------------------------------------------------------------------------------------------
Jonathan Doctor, President and
Chief Executive Officer                 2003         $30,500          - 0 -          $9,739 (3)
---------------------------------------------------------------------------------------------------
Adam Anthony, Chief Executive
Officer                                 2003          - 0 -           - 0 -            - 0 -
---------------------------------------------------------------------------------------------------
Adam Anthony, Chief Executive
Officer                                 2002         $72,000(2)       - 0 -         $19,600 (1)
---------------------------------------------------------------------------------------------------

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

(3) On July 31, 2003, 8,619 shares were issued for services as a member of the Board of Directors.

(4) Included $20,000 in salaries accrued but not paid. All three executive officers agreed to defer a portion of their salaries to assist Company in meeting other financial obligations.

(5) Includes 10,000 shares of common stock issued for services as members of the Board of Directors and $3,600 for automobile allowance.

                                        ----------------------------------------------------------
                                                         Long Term Compensation
                                        ----------------------------------------------------------
                                                         Awards                      Payouts
------------------------------------------------------------------------------------------------------------
                                          Restricted     Securities Underlying    LTIP
                                             Stock             Options/          Payouts       All Other
Name and Principal Position      Year     Award(s)($)           SARs(#)            ($)      Compensation ($)
------------------------------------------------------------------------------------------------------------
Jonathan Doctor, President
And Chief Executive Officer      2004        - 0 -            1,000,000            - 0 -         - 0 -

Michael Manahan, Chief           2004        - 0 -            1,000,000            - 0 -         - 0 -
Financial Officer

Zima Hartz, Executive Vice       2004        - 0 -            1,000,000            - 0 -         - 0 -
President and Secretary
------------------------------------------------------------------------------------------------------------
Jonathan Doctor, President       2003        - 0 -               - 0 - (1)         - 0 -         - 0 -
and Chief Executive Officer
------------------------------------------------------------------------------------------------------------
Adam Anthony, Chief Executive
Officer                          2003        - 0 -               - 0 -             - 0 -         - 0 -
------------------------------------------------------------------------------------------------------------
Adam Anthony, Chief Executive
Officer                          2002        - 0 -               - 0 -             - 0 -         - 0 -
------------------------------------------------------------------------------------------------------------

                                                 ---------------------------------------------
                                                    Option/SAR Grants in Last Fiscal Year
                                                             (Individual Grants)
-------------------------------------------------------------------------------------------------------------------
                                  Number of
                                  Securities          Percent of Total
                                  Underlying      Options/SARs Granted to   Exercise of Base
Name                            Options/SARs(1)   Employees In Fiscal Year    Price ($/Sh)       Expiration Date
-------------------------------------------------------------------------------------------------------------------
Jonathan Doctor, President            500,000               100%                  $0.12          December 31, 2009
and Chief Executive Officer         1,500,000                33%                  $0.30

Michael Manahan, Chief                500,000               100%                  $0.12
Financial Officer                   1,500,000                33%                  $0.30

Zima Hartz, Executive Vice            500,000               100%                  $0.12
President and Secretary             1,500,000                33%                  $0.30
-------------------------------------------------------------------------------------------------------------------

(1) The Form 10-KSB for the period ended December 31, 2003 reported a grant of 125,000 options to Jonathan Doctor. However, these options were never issued, and in agreement with Mr. Doctor, other options were included in Mr. Doctor's revised employment agreement dated October 4, 2004. See "-Employment Agreements and Key Man Insurance".

                   EMPLOYMENT AGREEMENTS AND KEY MAN INSURANCE

All decisions regarding compensation for our executive officers and executive compensation programs are reviewed, discussed, and approved by the Board of Directors. All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual's contributions to our success, any significant changes in role or responsibility, and internal equity of pay relationships.

                              EMPLOYMENT AGREEMENTS

We have executive employment agreements with our chief executive officer, chief financial officer and executive vice president. These employment agreements are for a period of three years, beginning December 31, 2003. All three employment agreements provide for a salary based on revenues of the Company, as follows:

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

                   For each $5 million in revenue run rate
                   above $25 million, an additional $15,000

As modified on October 4, 2004, all three employment agreements provide for the following:

A bonus equal to 5% of pretax profits, to be paid in cash or stock at our discretion.

500,000 options at a purchase price of $0.12 per share issued under the PracticeXpert 2003 Stock Option Plan, vesting immediately, and 1,500,000 options at a purchase price of $0.30 per share issued under the PracticeXpert 2004 Equity Incentive Plan, vesting equally over three years.

The employment agreements also provide that the employment agreements may be terminated by the executive, at the evecutive's discretion, if there is more than 50% change in ownership of PracticeXpert, Inc., or a substantive change in the control or the management of PracticeXpert, Inc. In such case, the executive may terminate the employment agreement and will be entitled to a lump sum payment from us of $1,500,000.

We are authorized to purchase on behalf of each executive up to $5,000 of our shares of common stock in the open market each month, and may loan each executive up to $500,000 for that executive to purchase our shares of common stock. We have not made any such stock purchases on behalf of any executive and we have not made any loans to any of our executives for the purchase of capital stock.

As our employees, all executive officers are eligible to participate in the standard employee benefit programs made available to all employees, including without limitation medical insurance, dental insurance and our 401K plan.

KEY MAN INSURANCE

We hold "Key Man" life insurance on one of our executive officers, Zima Hartz, in the amount of $500,000. We have no "Key Man" life insurance on any of its other officers or directors.

2004 EQUITY INCENTIVE PLAN

We have adopted the PracticeXpert, Inc. 2004 Equity Incentive Plan (the "Plan") to provide an incentive to our employees, officers, directors and consultants to achieve our financial goals and enhance shareholder value. An aggregate of 16,465,496 shares of our common stock are authorized for issuance under the Plan. The purpose of the Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers and directors and to promote the success of our business. In furtherance of this purpose, the Plan authorizes (i) the granting of incentive and non-statutory stock options to purchase shares of common stock to our employees, officers and directors, and
(ii) the granting of rights to purchase shares of common stock on a "restricted stock" basis (the "Awards") to our employees, officers and directors. Incentive stock options may only be granted to our full-time employees. Non-statutory stock options and Awards may be granted to directors of the Company and any person employed by us. The Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has complete discretion to determine which eligible individuals are to receive option or Award grants, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory option, the vesting schedule to be in effect for the option or Award grant and the maximum term for which any granted option or Award is to remain outstanding.

Each option granted under the Plan has a maximum term of ten years (five years with respect to incentive stock options granted to holders of more than 10% of the voting power of our outstanding stock), subject to earlier termination following the optionee's cessation of service with us. Options granted under the Plan may be exercised only for fully vested shares. The exercise price of incentive stock options and non-statutory stock options granted under the Plan must be at least 100% and 85% of the fair market value of the stock subject to the option on the date of grant, respectively (or 110% with respect to incentive stock options granted to holders of more than 10% of the voting power of our outstanding stock). The purchase price is payable immediately upon the exercise of the option. Such payment may be made in cash, in outstanding shares of Common Stock held by the participant, through a promissory note payable in installments over a period of years or any combination of the foregoing.

The Board of Directors may amend or modify the Plan at any time, provided that no such amendment or modification may adversely affect the rights and obligations of the participants with respect to their outstanding options, Awards or vested shares without their consent. In addition, no amendment of the Plan may, without the approval of our shareholders: (i) modify the class of individuals eligible for participation; (ii) increase the number of shares available for issuance, except in the event of certain changes to our capital structure; or (iii) extend the term of the Plan.

DIRECTOR COMPENSATION

All directors are entitled to receive up to 40,000 shares of our common stock annually for serving on the Board of Directors. All directors are reimbursed for out-of-pocket expenses for business related purposes. No shares of our common stock have been issued to the directors for their services during 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 22, 2005, certain information regarding the beneficial ownership of our common stock by:

      (1) Each person who is known us to be the beneficial owner of more than 5% of the common stock,

      (2)   Each of our director and executive officers and

      (3)   All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

       NAME AND ADDRESS OF            SHARES BENEFICIALLY   PERCENTAGE OF SHARES
        BENEFICIAL OWNER                    OWNED (1)            OUTSTANDING
--------------------------------------------------------------------------------
Jonathan Doctor (2)                        9,401,838 (3)            5.6%

Zima Hartz (2)                             9,395,182 (4)            5.6%

Monica Dedovich (2)                        9,638,412                5.7%

Michael Manahan (2)                        6,307,729 (5)            3.7%

Joseph Simone (2)                             99,328                  *

Charles Smith (2)                            500,000                  *

Total ownership by our officers and
directors as a group                      35,342,489               21.0%

Barron Partners LP                        36,566,666 (6)           21.8%
730 Fifth Avenue, 9th Floor
New York, NY  10019

Renn Capital Group, Inc.                  33,333,334 (7)           19.9%
8080 N. Central Expressway
Suite 210, LB-59
Dallas, TX  75206

PI (Cayman) Limited                       10,125,000                6.0%
Corporate Park III, 580 Howard Ave.
Somerset, N.J. 08873

--------------
*  Less than one percent (1%).

(1) The number of shares and percentage of class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of stock options or warrants to purchases our shares of common stock. The inclusion herein of such shares, however, does not constitute an admission that the named person is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power with respect to all shares of common stock listed as owned by such person or entity.

(2) The address of the reporting person is c/o PracticeXpert, Inc., 10833 Washington Blvd., Culver City, California 90232.

(3) Includes 1,000,000 shares subject to options that are exercisable within 60 days of the date hereof by Jonathan Doctor.

(4) Includes 1,000,000 shares subject to options that are exercisable within 60 days of the date hereof by Zima Hartz.

(5) Includes 1,000,000 shares subject to options that are exercisable within 60 days of the date hereof by Michael Manahan.

(6) Includes 18,333,334 shares subject to options that are exercisable within 60 days of the date hereof by Barron Partners LP. The general partner of Barron Partners LP is Barron Capital Advisors LLC, a Delaware limited liability company. Andrew Barron Worden is the managing member of such general partner.

(7) Includes 16,666,667 shares subject to options that are exercisable within 60 days of the date hereof by RENN Capital Group, Inc. RENN Capital Group, Inc. is the investment adviser to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC, and has shared voting and dispository power with respect to the shares. RENN Capital Group, Inc. is registered as an investment adviser under the Investment Adviser Act of 1940.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS LISTS AND REPORTS ON FORM 8-K

(a)   Exhibits.

EXHIBIT                              DESCRIPTION

3.1         Articles of Incorporation of the registrant *

3.2         Bylaws of the registrant *

10.1 Amendment No. 1 to Compensation and Employment Agreement dated October 10, 2004 between the registrant and Jonathan Doctor

10.2 Amendment No. 1 to Compensation and Employment Agreement dated October 10, 2004 between the registrant and Zima Hartz

10.3 Amendment No. 1 to Compensation and Employment Agreement dated October 10, 2004 between the registrant and Michael Manahan

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

31.1        Rule 13(a)/14(a)-- Certification of Chief Executive Officer**

31.2        Rule 13(a)/14(a)-- Certification of Chief Financial Officer**

32.1        Section 1350-- Certification of Chief Executive Officer**

32.2        Section 1350-- Certification of Chief Financial Officer**


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Registrant.

** Filed herewith.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed by the registrant during the three month period ended December 31, 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by Kabani and Company, Inc., our independent auditor, for professional services rendered for 2004 and 2003 (in thousands).

                                                    2004          2003
                                                 -----------   ------------

Audit Fees (1)                                    $      80    $        62
Audit-Related Fees                                       --             --
                                                 -----------   ------------

Total Audit Fees                                         80             62
                                                 -----------   ------------

                                                 -----------   ------------

Tax Fees                                                 --             --
Other Fees                                               --             --
Total Audit, Tax and Other Fees                  $       80    $        62
                                                 ===========   ============

----------
(1) Aggregate fees billed for professional services rendered for the audit of our annual financial statements and for the reviews of financial statements included in our quarterly reports on Form 10-QSB and accounting consultations on matters reflected in the financial statements.

Since the formation of the Audit Committee on October 10, 2004, the Audit Committee has not adopted any pre-approval policies or procedures for selecting our independent auditor.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2005.

                                              PRACTICEXPERT, INC.


                                              By: /s/ Jonathan Doctor
                                                  -------------------
                                                  Jonathan Doctor
                                                  President and CEO


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                     Title                             Date
      ---------                     -----                             ----

/s/ Jonathan Doctor      President, CEO, and Director            April 15, 2005
-------------------
Jonathan Doctor


/s/ Michael Manahan      Chief Financial Officer and Director    April 15, 2005
-------------------
Michael Manahan


/s/ Zima Hartz           Executive VP, Secretary and Director    April 15, 2005
-------------------
Zima Hartz


/s/ Monica Dedovich      Director                                April 15, 2005
-------------------
Monica Dedovich


/s/ Joseph Simone        Director                                April 15, 2005
-------------------
Joseph Simone


/s/ Charles Smith        Director                                April 15, 2005
-------------------
Charles Smith

                                INDEX TO EXHIBITS


EXHIBIT                                DESCRIPTION

3.1           Articles of Incorporation of the registrant *

3.2           Bylaws of the registrant *

10.1 Amendment No. 1 to Compensation and Employment Agreement dated October 10, 2004 between the registrant and Jonathan Doctor

10.2 Amendment No. 1 to Compensation and Employment Agreement dated October 10, 2004 between the registrant and Zima Hartz

10.3 Amendment No. 1 to Compensation and Employment Agreement dated October 10, 2004 between the registrant and Michael Manahan

21.1          List of Subsidiaries of registrant**

23.1          Consent of Kabani & Company, Independent Auditors**

31.1          Rule 13(a)/14(a)--Certification of Chief Executive Officer**

31.2          Rule 13(a)/14(a)--Certification of Chief Financial Officer**

32.1          Section 1350--Certification of Chief Executive Officer**

32.2          Section 1350--Certification of Chief Financial Officer**


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

** Filed herewith.