Form 10QSB
period 2005-03-31
PRACTICEXPERT INC
filed 2005-05-23
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from ______________ to ___________________

                        Commission file number: 000-30583

                               PRACTICEXPERT, INC.
           (Name of Small Business Issuer as specific in its Charter)

               Nevada                                        87-0622329
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

10833 Washington Blvd, Culver City, CA                          90232
(Address of Principal Executive Offices)                     (Zip Code)

          Issuer's telephone number, including area code: 310-815-3500

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

As of March 22, 2005, the number of outstanding shares of Common Stock of the registrant was 129,938,872.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of March 31, 2005.....................1

         Consolidated Statements of Operations for
         the three months ended March 31, 2005 and 2004......................2

         Consolidated Statements of Cash Flows for
         the three months ended March 31, 2005 and 2004......................3

         Notes to Consolidated Financial Statements..........................4

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS..................................13

ITEM 3 CONTROLS AND PROCEDURES..............................................18

PART II - OTHER INFORMATION.................................................19

ITEM 1 LEGAL PROCEEDINGS....................................................19

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES
       AND USE OF PROCEEDS..................................................19

ITEM 3 DEFAULTS UPON SENIOR SECURITIES......................................19

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................19

ITEM 5 OTHER INFORMATION....................................................19

ITEM 6 EXHIBITS.............................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PRACTICEXPERT, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:
     Cash & cash equivalents                                                       $    352,548
     Prepaid expenses                                                                    54,424
     Inventory                                                                          139,802
     Accounts receivable, net                                                         3,520,476
     Other receivables                                                                  536,459
                                                                                   ------------
             Total current assets                                                     4,603,709

PROPERTY AND EQUIPMENT, net                                                             647,243

OTHER ASSETS
     Deposits                                                                            32,359

INTANGIBLES:
     Client list, net                                                                 7,359,109
     Software, net                                                                    1,100,000
     Goodwill                                                                         4,864,419
                                                                                   ------------
                                                                                     13,323,528

                                                                                   ------------
                                                                                   $ 18,606,839
                                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable & accrued expenses                                           $  3,621,926
     Notes payable - related parties                                                    173,821
     Notes payable                                                                    4,063,515
     Advances                                                                           422,781
     Deferred Revenue                                                                 1,124,096
     Other current liabilities, including related party debt of $147,880                221,007
     Dividends payable                                                                   15,306
                                                                                   ------------
             Total current liabilities                                                9,642,452

Notes Payable, related party - long term                                                 54,036
Notes Payable - long term                                                               100,000
Convertible note payable                                                              4,000,000

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock - unclassified, authorized shares 36,000,000,  no par value
        none issued                                                                          --
     Preferred stock convertible - Series C, 6%, $.001 par value
        2,000,000 shares authorized; 41,170 issued and outstanding                           41
     Common stock, $.001 par value, 200,000,000 shares authorized;
        129,938,872 issued and outstanding                                              129,939
     Treasury Stock, 49,000 shares of common stock                                     (285,000)
     Additional paid in capital                                                      17,280,370
     Shares to be issued                                                                104,391
     Accumulated deficit                                                            (12,419,390)
                                                                                   ------------
             Total stockholders' equity                                               4,810,351

                                                                                   ------------
                                                                                   $ 18,606,839
                                                                                   ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                           2005             2004
                                                      -------------    ------------
Net revenues                                          $   5,024,101    $    929,471

Operating expenses                                        5,938,809       1,498,214
                                                      -------------    ------------

Loss from operations                                       (914,708)       (568,743)

Non-operating Income (expense):
       Gain on settlement of debts                           39,196              --
       Loss on disposal of asset                                 --          (1,706)
       Interest income                                          839              55
       Interest expense                                     (60,064)        (33,052)
                                                      -------------    ------------
               Total non-operating income (expense)         (20,029)        (34,703)
                                                      -------------    ------------

Loss before income tax                                     (934,737)       (603,446)

Income taxes                                                  2,400           6,400
                                                      -------------    ------------

Net loss                                                   (937,137)       (609,846)

Dividend requirement for preferred stock                         --         (63,122)
                                                      -------------    ------------

Net loss applicable to common shareholders            $    (937,137)   $   (672,968)
                                                      =============    ============

Basic  weighted average number of
    common stock outstanding*                           126,751,100      22,363,521
                                                      =============    ============

Basic and diluted  net loss per share                 $       (0.01)   $      (0.03)
                                                      =============    ============


Weighted average number of shares used to compute basic and diluted loss per share are the same since the effect of dilutive securities is anti-dilutive.

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                  2005          2004
                                                              -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $  (937,137)   $(672,968)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                            850,150      120,459
         Loss on disposal of asset                                     --        1,706
         Gain on settlement of debts                              (39,196)          --
         Shares issued for services and compensation                   --      139,313
         Shares to be issued for service                               --       39,300
         (Increase) decrease in current assets
              Accounts receivable                              (1,358,688)     (26,338)
              Inventory                                          (139,802)          --
              Prepaid expenses                                    (32,379)       9,292
              Other current assets                               (171,479)      (2,754)
         Increase (decrease) in current liabilities:
              Accounts payable and accrued expense                244,264      175,941
              Other current liabilities                          (129,131)          --
              Deferred revenue                                    414,798           --
              Dividends payable                                        --       63,122
         Increase in other assets-deposit                         (12,503)          --
                                                              -----------    ---------
     Total Adjustments                                           (373,966)     520,041
                                                              -----------    ---------
                 Net cash used in operating activities         (1,311,103)    (152,927)
                                                              -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Cash received at acquisition of subsidiaries              20,023           --
         Cash paid in acquisition of subsidiaries                (362,187)    (250,000)
         Development of software                                       --      (51,448)
         Proceed from disposal of fixed asset                          --        1,500
         Purchase of property & equipment                         (52,074)     (17,036)
                                                              -----------    ---------
                 Net cash used in investing activities           (394,238)    (316,984)
                                                              -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on loans from related parties                   (86,704)     (54,364)
         Payments of notes payable                                     --     (148,118)
         Proceed from loan from related parties                    89,826           --
         Proceed of notes payable                               1,662,095           --
         Proceed from subscription                                     --       35,000
         Cash received from shares to be issued                    11,269      162,599
         Cash received from issuance of shares                         --      636,862
                                                              -----------    ---------
                 Net cash provided by  financing activities     1,676,486      631,980
                                                              -----------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                (28,855)     162,069

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                        381,403       71,017
                                                              -----------    ---------

CASH & CASH EQUIVALENTS, ENDING BALANCE                       $   352,548    $ 233,086
                                                              ===========    =========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Practice Xpert Services Corp. ("PXSC") was incorporated on August 11, 2001 in the State of California, under the name Care Delivery Services Corporation. On October 22, 2001, the PXSC filed an amendment to its articles of incorporation to change its name to Practice Xpert Services Corp.

On April 11, 2003, PXSC entered into a stock purchase agreement with Thaon Communications, Inc., a publicly traded Nevada corporation, originally incorporated on July 13, 1984. Pursuant to this agreement, Thaon purchased 92% of the outstanding shares of capital stock of PXSC. The shareholders of PXSC received 7,670,596 shares of Thaon's common stock and 1,845,000 shares of Thaon's Series C Preferred Stock, constituting 72.75% of its voting securities. As a condition thereto, Thaon's existing officers resigned and the board of directors appointed the executive officers of PXSC to serve as the executive management team.

On September 30, 2003, PracticeXpert purchased the remaining eight percent (8%) of the issued and outstanding shares of capital stock of PXSC by issuing 472,860 shares of common stock and 111,736 shares of Series C Preferred Stock to the shareholders of PXSC. As a result thereof, PracticeXpert owns all of the issued and outstanding shares of PXSC.

According to the terms of the share exchange agreement, control of the combined companies (the "Company") passed to the former shareholders of PXSC. This type of share exchange has been treated as a capital transaction accompanied by recapitalization of PXSC in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of PXSC controlled a majority of the total Thaon common shares outstanding immediately following the acquisition. No pro forma financial statements have been presented as Thaon had no significant assets or operations prior to the acquisition.

On July 21, 2003 Thaon filed an amendment to its articles of incorporation and changed its name to PracticeXpert, Inc. ("PracticeXpert").

PracticeXpert, a healthcare services and technology company, is in the business of developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for, medical practitioners. The products and services include revenue cycle services, business management services, transcription services, consulting, seminars, practice management software and electronic heath records software all marketed under the brand name "Xpert". Where applicable, PracticeXpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers.

PracticeXpert delivers its products and services to its customers through the following subsidiaries, of which PracticeXpert, through its 100% ownership of PXSC, owns 100% of the issued and outstanding shares of:

PracticeXpert of California, Inc., a California corporation, formerly known as Healthcare Administrative Management Corp., incorporated on July 29, 1997.

PracticeXpert of Idaho, Inc., an Idaho corporation, formerly known as K.R. Johnson and Associates incorporated on December 22, 1995.

PracticeXpert of West Virginia, Inc., a West Virginia corporation, formerly known as National Healthcare Management Services, incorporated on June 23, 1999.

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PracticeXpert of Oklahoma, Inc, an Oklahoma corporation, formed for the purpose of acquiring Cancer Care Network, incorporated on March 31, 2004.

PracticeXpert of Texas, Inc, a Texas corporation, formed for the purpose of acquiring 100% of Singer MedScript's asset, incorporated on November 7, 2003.

Physician Informatics, Inc., a New Jersey corporation, known as PracticeOne, incorporated on February 2, 1999. (Note 7)

Transcriptions Plus, Inc. a California corporation, incorporated on January 26, 1998.(Note 7)

On July 31, 2003, PracticeXpert entered into a purchase agreement to acquire 100% of Healthcare Billing Solutions, Inc. (HBS), a Montana corporation. The Company made the decision to dispose of Healthcare Billing Solutions, Inc., effective September 1, 2004.

Reclassification

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on April 14, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Following is a summary of segment information by geographic unit for the period ended March 31, 2005:

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                   CA          ID         TX         OK         WV          NJ       Unallocated      Total
                               ----------   --------   --------   ---------  --------   ----------   -----------   -----------
Sales                             260,852    822,680    290,383   2,442,916   104,346    1,102,924                   5,024,101
Operating loss                   (557,378)   284,168     14,841     470,357    (6,373)    (339,758)     (780,565)     (914,708)
Total assets                      183,204    993,109    196,459   2,043,119    70,417    1,294,990    13,685,738    18,467,036
Capital Expenditure                                                  21,113     1,500       29,461                      52,074
Depreciation and amortization         773     11,889        183      23,213         0       33,528       780,564       850,150

Following is a summary of segment information by geographic unit for the period ended March 31, 2004:

                                  CA           ID         TX                    WV          MO       Unallocated      Total
-----------------------------  ----------   --------   --------              --------   ----------   -----------   -----------
Sales                             302,442    464,603     45,841                94,401       22,185                     929,471
Operating income (loss)          (320,951)   (28,891)   (20,063)              (31,200)     (26,686)      (65,203)     (492,993)
Total assets                    1,005,145    284,911     46,541                62,913        8,171     1,959,356     3,367,037
Capital Expenditure                           17,036                                                                    17,036
Depreciation and amortization      26,833     23,345                            5,078                     65,203       120,459


Principles of Consolidation

The accompanying financial statements include the accounts of PracticeXpert, Inc., (legal acquirer, the "Parent"), and its 100% owned subsidiary, Practice Xpert Services Corporation and its subsidiaries, PracticeXpert of California, Inc., PracticeXpert of Idaho, Inc. PracticeXpert of West Virginia, Inc., PracticeXpert of Oklahoma, Inc., PracticeXpert of Texas, Inc., Physician Informatics, Inc. and its dormant subsidiaries, and Transcriptions Plus, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Recent Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 2 - INTANGIBLE ASSETS

Intangible assets consist of Software, Goodwill and Client lists. The Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, or where the cost of determining value makes valuation impracticable. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Software:

The Company capitalizes the cost of software and software licenses acquired from third party providers or acquired through acquisition. (Note 7) The costs of acquired software are amortized over three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software costs exceed the net realizable value, the Company writes off the amount by which the unamortized software costs exceed net realizable value. The amortization amounts for the three month period ended March 31, 2005 was $100,000 .

The Company may from time to time capitalizes certain computer software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Currently the Company's internally generated products are all available for general release to its customers, and there all ongoing maintenance and development related to those products is expensed. For the three month period ended March 31, 2005, the Company capitalized no internal and external costs incurred to develop internal-use computer software. The amortization amounts for the three month period ended March 31, 2004 was $78,280.

Client lists:

The Company has client lists acquired through purchase of subsidiaries valued at $7,359,109 and $2,345,297 as of March 31, 2005 and 2004, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. The Company records impairment loss if the Company determins that the undiscounted cash flows estimated to be generated by the client lists are less than the carrying amount. The amortization expenses for the period ended March 31, 2005 and 2004 were $680,564 and $65,204, respectively.

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The estimated aggregated amortization expenses for each of five succeeding years are as follows:

                               2006   $2,165,000
                               2007      799,000
                               2008      675,000
                               2009      675,000
                               2010      307,000

Goodwill:
The Company has recorded goodwill through purchase of subsidiaries valued at $5,226,629 (Note 7) and $362,210 was offset by the cash receivable from the shareholders of P1 (Cayman) Limited based on the purchase agreement.(Note 7)

NOTE 3 - COMMON STOCK

Issuance of shares for service

The Company records an expense when it issues equity instruments to acquire goods and services. Restricted Stock issued for services is valued at the average fair market value of an equivalent amount of free trading shares of the Company as quoted on OTCBB on the date of issuance.

During the quarter the Company issued 12,473,890 shares of restricted common stock valued at $1,625,000 as part of the purchase consideration for the acquisition of Physician Informatics, Inc. (Note 7)

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $8,625 for interest during the three month period March 31, 2005. The Company paid $1,600 for income tax and $0 for interest during the three month period ended March 31, 2004.

The cash flow statements do not include following non-cash investing and financing activities:

During the quarter the Company issued 12,473,890 shares of restricted common stock valued at $1,625,000 as part of the purchase consideration for the acquisition of Physician Informatics, Inc.


NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three months ended March 31, 2005 and 2004 were determined by dividing the net loss for the periods by the weighted average number of both basic and diluted shares of common stock outstanding. All convertible preferred stock are regarded as common stock equivalents and are considered in the diluted net loss per share calculations.

Weighted average number of shares used to compute basic and diluted loss per share is the same for the period ended March 31, 2005 and 2004 since the effect of dilutive securities is anti-dilutive.

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $12,419,390 as of March 31, 2005 including the current period loss of $937,137. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2005, towards (i) obtaining debt financing
(ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

NOTE 7 - ACQUISITION

On January 10, 2005, PracticeXpert, Inc. completed its acquisition of Transcriptions Plus, inc. a transcription company located in Palm Springs, California. The purchase price consisted of a cash payment of $300,000 at the closing and the issuance of a promissory note for $100,000 which bears interest of seven percent (7%) per annum and payable in 3 years. The note will be payable in equal quarterly installments with the first payment due 90 days from the closing date.
As a result of this acquisition, the Company expects that Transcriptions Plus, Inc. will add additional transcription revenues and it will provide opportunities to sell medical billing services. A summary of the Transcriptions Plus, Inc. assets acquired, liabilities assumed and consideration for is as follows:
                                                        Allocated
                                                          Amount
                                                        ---------

             Current assets                             $   6,820
             Fixed assets                                  11,029
             Current liabilities                         (107,822)
             Client lists                                 286,889
             Goodwill                                     233,084
                                                        ---------
                                                        $ 430,000
                                                        =========

             Consideration paid                            Amount
             ------------------                            ------

             Cash                                       $ 300,000
             7% Note payable - payable in 2008            100,000
                                                        ---------
             Cost for acquisition                          30,000
                                                        ---------
                                                        $ 430,000
                                                        =========

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

As a result of this acquisition, the Company expects that PracticeOne will enhance the Company's ability to better serve the medical community with combined technology with service. A summary of the PracticeOne assets acquired, liabilities assumed and consideration for is as follows:

                                                        Allocated
                                                          Amount
                                                       -----------

             Current assets                            $   297,605
             Fixed assets                                  213,529
             Other assets                                   48,641
             Current liabilities                        (3,596,133)
             LT liabilities                             (4,000,000)
             Client lists                                2,500,000
             Goodwill                                    4,993,545
             Software                                    1,200,000
                                                       -----------
                                                       $ 1,657,187
                                                       ===========

             Consideration paid                             Amount
             ------------------                             ------

             Common stock - 12,500,000 shares            1,625,000
                                                       -----------
             Cost for acquisition                           32,187
                                                       -----------
                                                       $ 1,657,187
                                                       ===========

As additional consideration, the Company agreed to issue Company's Common Stock to the shareholders of P1 (Cayman) Limited equal in dollar value to two times the projected annual cash flow from operations for each of the three consecutive calendar years starting 2005. These shares will be issued annually and will be priced at the average closing price of the Company for the 365 days preceding issuance.

Per the purchase agreement, the shareholders of P1 (Cayman) Limited are to provide funds in cash to cover Physician Informatics, Inc.'s operation deficit for the six months of operations following the closing date. The Company recorded other receivable of $362,210 against Goodwill for the period ended March 31, 2005.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                Accounts payable                      $2,332,676

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                Accrued expenses                         626,628
                Accrued payroll and benefits             634,509
                Payroll tax payable                       28,113
                                                      ----------
                                                      $3,621,926

NOTE 9 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:

Notes payable to related parties consist of the following:


      Notes payable- shareholder bearing interest at 8%, due July
      1, 2005, collateralized by 267,926 shares of the Company's
      common stock                                                  $ 60,139

      Notes payable- Shareholder, interest free, due on demand        63,789

      Notes payable- shareholder bearing interest at 8%, due on
      Feb. 17, 2007, unsecured                                       103,929
                                                                    --------

      Total                                                          227,857

      Less: non-current portion                                       54,036
                                                                    --------

      Current portion                                               $173,821
                                                                    ========


NOTE 10 -NOTES PAYABLE


      Note payable- interest rate 6.5%, due on Feb. 25, 2005       93,910

      Notes payable- interest rate 10%, due in May 2005            80,000

      Line of Credit- interest rate LIBOR plus .625%            3,775,000
      Note payable-interest rate 7%                               100,000

      Notes payable & Credit lines                                114,605
                                                               ----------

      Total                                                     4,163,515

      Less: non-current portion                                   100,000
                                                               ----------

      Current portion                                          $4,063,515
                                                               ==========


NOTE 11 - CONVERTIBLE NOTE PAYABLE

Upon purchase of a subsidiary, the Company assumed the subsidiary's majority shareholders' advances and loans amounting $4,000,000, bearing no interest and carrying five year term. This note is convertible to the Company's common stock at a conversion price at $.40 per share at any time at the option of the Company and at anytime on or following the 181st calendar day after the closing date at the option of majority shareholder.

NOTE 12 -DEFERRED REVENUE

The Company has a balance of $1,124,096 of deferred revenue from a subsidiary acquired in the quarter ended March 31, 2005. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii)delivery of the product or service has occurred, (iii) sales price is fixed or determinable and
(iv) collectibility is reasonably assured. If vendor specific evidence of fair value exists for elements of contract, the Company recognizes the revenue for delivered elements and defers revenue for undelivered elements.

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -OTHE CURRNT LIABILITIES

Other current liabilities consist of the following:

        Advances from shareholders          $147,880
        Credit lines payable                  73,127
                                            --------
                                            $221,007
                                            ========

The advances from shareholders are due on demand, unsecured and interest free.


NOTE 14 - COMMITMENTS

The Company has office lease agreements that last up to 8 years. Future commitments under operating leases are as follows for the twelve months ending March 31:

      2006                                     386,103
      2007                                     357,743
      2008                                     185,748
      2009                                      99,064
      2010                                      92,312
      Total minimum lease payments          $1,130,970

The rent expenses were $197,830 and $$57,564 for the three month period ended March 31, 2005 and 2004, respectively.

NOTE 15 - INCOME TAXES

No provision was made for other entities on the Federal income tax since the Company has significant net operating loss. Through March 31, 2005, the Company incurred net operating losses for tax purposes of approximately $5,485,000. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give raise to deferred tax assets and liabilities at March 30, 2005 comprised mainly of net operating loss carry forward. The gross deferred tax asset balance as of March 31, 2005 was approximately $2,048,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF PRACTICEXPERT, INC. AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

This report contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, (e) our ability to achieve adequate intellectual property protection for our future products and
(f) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Overview

      PracticeXpert, Inc., a Nevada corporation, is a healthcare services and technology company, that is in the business of providing "turn-key" administrative services to our clients, as well as developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. We were incorporated under the name Engineering Services, Inc., on July 13, 1984. Since then, we have undergone a series of corporate name changes by amending our articles of incorporation, and discontinued a number of our businesses. On November 27, 2000, we changed our name to Thaon Communications, Inc., and, subsequently, acquired and commenced certain media and communications businesses, all of which were discontinued or sold. On July 9, 2003, we changed our name to PracticeXpert, Inc.

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

On April 28, 2004, we raised $5.8 million from investors pursuant to the sale of shares of our common stock and warrants to purchase shares of common stock in an offering exempt from the registration requirements under the Securities Act of 1933, as amended. This transaction was immediately followed by the filing of a Form SB-2 Registration Statement with the Securities and Exchange Commission to register such shares of common stock and common stock underlying the warrants in a public offering, which was declared effective by the Securities and Exchange Commission ("SEC") on August 13, 2004, and currently remains effective. Such investors purchased 48,333,347 shares of our common stock at a price of $0.12 per share, and five-year warrants to purchase 48,333,347 shares of common stock at an exercise price of $0.30 per share. H.C. Wainwright & Co. Inc., a Wall Street investment banking firm, acted as the exclusive placement agent in connection with the foregoing. H.C. Wainwright & Co. Inc., and its designees, received warrants to purchase 9,666,668 shares of our common stock, as an investment banking fee and certain cash consideration for the services provided to us.

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

On January 3, 2005, we acquired Physician Informatics, Inc., doing business as PracticeOne ("PracticeOne"), a provider of practice management and clinical management solutions, including outsourced medical billing and administrative services, as well as proprietary practice and clinical management software. Under the terms of our agreement, we issued to the shareholders of PracticeOne 12,500,000 shares of our common stock, and assumed a $4 million promissory note payable to its majority shareholder. Additional purchase price consideration is payable to the shareholders as an earn-out based upon PracticeOne's results of operations subsequent to the closing. Furthermore, such majority shareholder has guaranteed a revolving credit facility between PracticeOne and a major financial institution that will provide us an additional $2,000,000 in borrowing capacity for any potential future corporate acquisitions, as determined by our Board of Directors.

Results of Operations

      The following sections discuss the results of operations for the three month period ended March 31, 2005, compared to the results of operations for the three month period ended March 31, 2004, and were derived from our financial statements and notes thereto included in this quarterly report, which are unaudited, and related records. Historical results are not necessarily indicative of results that may be expected for any future period. The following information and data should be read in conjunction with our unaudited financial statements, including the related footnotes and with reference to certain additional information previously reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, and reports previously filed with the SEC under the Securities Exchange Act of 1934, as amended.

      Net revenue was $5,024,101 for the three months ended March 31, 2005 compared to net revenue of $929,471 for the three months ended March 31, 2004. Revenues in the 2005 period were greater primarily as a result of new business, and as a result of the acquisition of Cancer Care Network in May, 2004, and PracticeOne in January, 2005.

      During the second quarter of 2004, we began to report revenue and operating expenses in two distinct revenue classifications, "Medical billing and related services" and "Management services". For 2005, we have decided to discontinue using these reporting classifications. We consider our customers - independent physicians, physician groups, and clinics - to be of one classification, as all of our products and services are offered to all customers within our target customer base. Further, the services performed for customers who receive Management services are in many instances identical to the services performed for customers who receive Medical billing and related services. For financial statement purposes, we do segment revenues and certain other information by geographic region. See "Notes to Unaudited Consolidated Financial Statements".

      Our operating expenses for the three months ended March 31, 2005 were $5,938,809 compared to $1,498,214 for the three months ended March 31, 2004. Operating expenses increased in 2005 over 2004 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with audits of acquired subsidiaries, costs associated with the amortization of acquired client lists, new sales and marketing initiatives and expenses related to the continued pursuit of acquisition opportunities.

      Included in operating expenses are the expenses of operating two specific cancer treatment facilities. Included in those treatment facility expenses are the costs of drugs administered to patients. Historically, these drugs have been purchased and immediately expensed, as typically these drugs are used within a short period of their purchase. However, these drugs represent a significant cost, and if drugs are purchased and not used immediately, the result will be a spike in operating expenses, in relation to revenues. During the quarter ended March 31, 2005, $139,802 worth of drugs were purchased, and not used in the quarter. These drugs have been reported as an asset on our consolidated balance sheet at March 31, 2005, as Inventory. During the quarter ended March 31, 2005, an additional $883,222 of drugs were administered to patients, and the related costs were included as operating expenses.

      We had a net loss of $937,137, or a basic and fully diluted net loss per common share of $0.01, for the three months ended March 31, 2005 compared to a net loss of $672,968, or a basic and fully diluted net loss per common share of $0.03, for the three months ended March 31, 2004. The net loss for the current three month period includes $850,150 in depreciation and amortization, primarily related to the amortization of client lists and acquired software. In addition, the net loss includes $362,210 of operating expenses relating to the operations of PracticeOne, which was acquired in January 2005. Under the terms of the purchase agreement, the previous owners are obligated to reimburse us for these operating expenses. However, upon the advice of our independent auditors, we have determined that the proper treatment for these expenses is to include them on the income statement as expenses, and to credit the cash payments from the previous owners of PracticeOne against the goodwill of the business.

Liquidity and Capital Resources

      As of March 31, 2005, we had $352,548 in cash and cash equivalents. Current assets at March 31, 2005 were $4,603,709, compared to current liabilities of $9,642,452, resulting in a working capital deficit of $5,038,743. This compares to a working capital deficit at December 31, 2004 of $1,747,197. Of the current liabilities at March 31, 2005, $15,306 relates to dividends payable on Preferred Stock, which may be paid in shares of common stock at the Company's option, $422,781 relates to advances from investors for common stock not yet issued, $1,124,096 related to deferred revenue on software sales, $3,775,000 is outstanding on the Citibank, N.A. revolving credit facility, and approximately $569,568 is due to, or advances from, officers, directors, and key employees who are former owners of certain of PracticeXpert's subsidiaries.

      Our only sources of liquidity are our bank accounts, our unused credit facilities, which at March 31, 2005 were $225,000 and our revenues. We received $11,269 during the three months ended March 31, 2005 from the sale of stock to investors. During the three months ended March 31, 2005, we used $1,311,103 in capital to fund operations, we received $1,665,217 in advances on notes payable, net of principal payments made, we purchased equipment for operations totaling $52,074, and we used $342,164 for acquisitions, net of cash received with acquisitions. We continue to seek capital, primarily for expansion plans.

      As at March 31, 2005 long term liabilities included a $4,000,000 note payable to the former majority shareholder of PracticeOne. This note is non-interest bearing, and if convertible to 10,000,000 million shares of common stock, at the conversion price of $0.40 per share, at our option, at any time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 31, 2005, we issued 12,473,890 shares of common stock valued at $1,625,000 to the previous owners of PracticeOne, as part of the purchase consideration for the acquisition of PracticeOne. The foregoing transactions were exempt from Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof.


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

                                       PRACTICEXPERT, INC.


DATED: May 23, 2005                    By: /s/ Jonathan Doctor
                                          --------------------
                                          Jonathan Doctor
                                          Chief Executive Officer and President,
                                          Director
                                          (Principal Executive Officer)


DATED: May 23, 2005                    By: /s/ Michael Manahan
                                          --------------------
                                          Michael Manahan
                                          Chief Financial Officer, Director
                                          (Principal Financial Officer and
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