Form 10QSB
period 2005-06-30
PRACTICEXPERT INC
filed 2005-08-22
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                        Commission file number: 000-30583

                               PRACTICEXPERT, INC.
           (Name of Small Business Issuer as specific in its Charter)

             Nevada                                     87-0622329
 ------------------------------                       ---------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

10833 Washington Blvd, Culver City, CA                              90232
--------------------------------------                            ----------
(Address of Principal Executive Offices)                          (Zip Code)

          Issuer's telephone number, including area code: 310-815-3500


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 15, 2005, the number of outstanding shares of Common Stock of the registrant was 142,188,255.

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                TABLE OF CONTENTS
                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................1

ITEM 1   FINANCIAL STATEMENTS..................................................1

         Consolidated Balance Sheet as of June 30, 2005........................1

         Consolidated Statements of Operations for
         the three and six months ended June 30, 2005 and 2004.................2

         Consolidated Statements of Cash Flows for
         the six months ended June 30, 2005 and 2004...........................3

         Notes to Consolidated Financial Statements............................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................14

ITEM 3   CONTROLS AND PROCEDURES..............................................20

PART II - OTHER INFORMATION...................................................21

ITEM 1   LEGAL PROCEEDINGS....................................................21

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES
         AND USE OF PROCEEDS..................................................21

ITEM 3   DEFAULTS UPON SENIOR SECURITIES......................................22

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................22

ITEM 5   OTHER INFORMATION....................................................22

ITEM 6   EXHIBITS.............................................................22

                                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          PRACTICEXPERT, INC.
                                      CONSOLIDATED BALANCE SHEET
                                             JUNE 30, 2005


                                                ASSETS

                                                                                            06/30/05
      CURRENT ASSETS:                                                                     ------------
            Cash & cash equivalents                                                       $    307,615
            Prepaid expenses                                                                   104,622
            Inventory                                                                          150,144
            Accounts receivable, net                                                         3,802,260
            Other receivables                                                                       --
                                                                                          ------------
                     Total current assets                                                    4,364,641

      PROPERTY AND EQUIPMENT, NET                                                              565,955

      OTHER ASSETS
            Deposits                                                                            21,771

      INTANGIBLES:
            Client list, net                                                                 6,531,281
            Software, net                                                                    1,029,107
            Goodwill                                                                         4,591,853
                                                                                          ------------
                                                                                            12,152,241
                                                                                          ------------
                                                                                          $ 17,104,609
                                                                                          ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
            Accounts payable & accrued expenses                                           $  3,352,089
            Notes payable - related parties                                                    114,633
            Notes payable                                                                    4,203,248
            Advances                                                                           422,781
            Deferred Revenue                                                                   886,745
            Other current liabilities, including related party debt of $139,703                193,748
            Dividends payable                                                                   15,306
                                                                                          ------------
                     Total current liabilities                                               9,188,550

      Notes Payable, related party - long term                                                  40,928
      Notes Payable - long term                                                                100,000
      Convertible note payable                                                                      --

      COMMITMENTS

      STOCKHOLDERS' EQUITY
            Preferred stock - unclassified, authorized shares 36,000,000,  no par value
               none issued                                                                          --
            Preferred stock convertible - Series C, 6%, $.001 par value
               2,000,000 shares authorized; 41,170 issued and outstanding                           41
            Common stock, $.001 par value, 200,000,000 shares authorized;
               131,591,329 issued and outstanding                                              131,591
            Treasury Stock, 49,000 shares of common stock                                     (285,000)
            Additional paid in capital                                                      17,686,332
            Shares to be issued                                                                732,995
            Accumulated deficit                                                            (10,490,828)
                                                                                          ------------
                     Total stockholders' equity                                              7,775,131
                                                                                          ------------
                                                                                          $ 17,104,609
                                                                                          ============


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                  PRACTICEXPERT, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATION
                            FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

                                                         SIX MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                                       ------------------------------    ------------------------------
                                                            2005             2004             2005             2004
                                                       -------------    -------------    -------------    -------------
NET REVENUES                                           $  10,707,675    $   3,671,491    $   5,683,574    $   2,742,020

OPERATING EXPENSES                                        12,931,910        4,685,098        6,993,101        3,232,089
                                                       -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                                      (2,224,235)      (1,013,607)      (1,309,527)        (490,069)

NON-OPERATING INCOME (EXPENSE):
       Gain (loss) on settlement of debts                     39,196          (14,500)              --          (14,500)
       Loss on disposal of asset                                  --           (1,706)              --               --
       Legal settlement                                           --          (75,750)              --               --
       Miscellaneous                                              --               --               --           19,800
       Interest income                                         1,771              191              932              136
       Interest expense                                     (126,821)        (163,224)         (66,757)        (130,776)
                                                       -------------    -------------    -------------    -------------
                Total non-operating income (expense)         (85,855)        (254,989)         (65,826)        (125,340)
                                                       -------------    -------------    -------------    -------------
LOSS BEFORE INCOME TAX                                    (2,310,090)      (1,268,596)      (1,375,353)        (615,409)

INCOME TAXES                                                  (1,515)           6,400           (3,915)              --
                                                       -------------    -------------    -------------    -------------
LOSS BEFORE EXTRAORDINARY ITEMS                           (2,308,575)      (1,274,996)      (1,371,438)        (615,409)

EXTRAORDINARY ITEMS
       Gain on conversion of note                          3,300,000               --        3,300,000               --
                                                       -------------    -------------    -------------    -------------
NET INCOME (LOSS)                                            991,425       (1,274,996)       1,928,562         (615,409)

Dividend requirement for preferred stock                          --          (63,122)              --               --
                                                       -------------    -------------    -------------    -------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS    $     991,425    $  (1,338,118)   $   1,928,562    $    (615,409)
                                                       =============    =============    =============    =============

BASIC  WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                             128,725,142       47,669,948      130,814,566       72,854,984
                                                       =============    =============    =============    =============
BASIC NET INCOME (LOSS) PER SHARE                      $        0.01    $       (0.03)   $        0.01    $       (0.01)
                                                       =============    =============    =============    =============
FULLY DILUTED INCOME (LOSS) PER SHARE                  $        0.01    $       (0.03)   $        0.01    $       (0.01)
                                                       =============    =============    =============    =============


           The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                      PRACTICEXPERT, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004


                                                                         2005           2004
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $   991,425    $(1,338,118)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Reimbursed expenses                                                  --             --
         Impairment of Client List                                       154,759             --
         Depreciation and amortization                                 1,705,006        566,314
         Loss on disposal of asset                                            --          1,706
         (Gain) loss on settlement of debts and conversion of note    (3,339,196)        14,500
         Shares issued for services and compensation                     165,284        629,783
         Shares to be issued for service                                      --             --
         (Increase) decrease in current assets
               Accounts receivable                                    (1,864,614)    (1,017,694)
               Inventory                                                (150,144)            --
               Prepaid expenses                                          (82,577)        (7,431)
               Other current assets                                      102,770        (27,239)
         Increase (decrease) in current liabilities:
               Accounts payable and accrued expense                      425,549        700,143
               Other current liabilities                                (156,390)            --
               Deferred revenue                                          177,447             --
               Dividends payable                                              --             --
         Increase in other assets-deposit                                 (1,915)            --
                                                                     -----------    -----------
     Total Adjustments                                                (2,864,021)       860,082
                                                                     -----------    -----------
                 Net cash used in operating activities                (1,872,596)      (478,036)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Cash received at acquisition of subsidiaries                     20,023             --
         Cash paid in acquisition of subsidiaries                       (362,187)    (4,250,000)
         Development of software                                              --       (137,980)
         Goodwill reduction for reimbursement of expenses                796,000             --
         Purchase of property & equipment                                (71,579)       (58,419)
                                                                     -----------    -----------
                 Net cash used in investing activities                   382,257     (4,446,399)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on loans from related parties                          (99,813)        52,606
         Payments of notes payable                                      (220,000)      (985,552)
         Proceeds from loan from related parties                       1,725,095             --
         Proceeds of notes payable                                            --             --
         Proceeds from subscription                                           --        126,978
         Cash received from shares to be issued                           11,269             --
         Cash received from issuance of shares                                --      5,842,153
         Proceed from disposal of fixed asset                                 --          1,500
                                                                     -----------    -----------
                 Net cash provided by  financing activities            1,416,551      5,037,685
                                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                       (73,788)       113,250

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                               381,403         71,017
                                                                     -----------    -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                              $   307,615    $   184,267
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

PracticeXpert, a healthcare services and technology company, is in the business of developing and deploying systems, technologies, and services designed to improve operational efficiencies, reduce billing errors, and enhance cash flow for, medical practitioners. The products and services include revenue cycle services, business management services, transcription services, consulting, seminars, practice management software, and electronic heath records software all marketed under the brand name "Xpert." Where applicable, PracticeXpert bundles its technology applications with its billing and other practice management services to provide a complete and integrated solution to its physician customers.

PracticeXpert delivers its products and services to its customers through the following subsidiaries, of which Practice Xpert, through its 100% ownership of PXSC, owns 100% of the issued and outstanding shares of:

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

Transcriptions Plus, Inc. a California corporation, incorporated on January 26, 1998. (Note 7)

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on April 14, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of segment information by geographic unit for the period ended June 30, 2005:

PRINCIPLES OF CONSOLIDATION


                           CA         ID        TX       OK          WV       NJ       Montana    Unallocated     Total
                       ---------  ---------  -------  ---------   -------  ---------  ----------  -----------   ----------
Sales                    515,339  2,007,427  573,120  4,956,057   191,107  2,464,625                            10,707,675
Operating
  income (loss)       (1,351,033)   209,732   38,115    896,615   (19,587)  (289,685)              (1,708,392)  (2,224,235)
Total assets             243,171    835,064  421,654  2,368,638    27,892  1,348,389               11,859,801   17,104,609
Capital
  Expenditure              4,929      1,183   21,113      1,500    42,854                                           71,579
Depreciation
  and amortization         1,546     23,930    3,191     46,426    14,448     61,832                1,553,633    1,705,006

Following is a summary of segment information by geographic unit for the period ended June 30, 2004:

                                                                                                                  Total
                                                                                                                 ---------
Sales                    584,885  1,079,216  251,822  1,513,358   191,937                 50,082                 3,671,300
Operating
  income (loss)         (838,909)    50,746  (15,492)   394,331   (45,657)               (37,336     (448,022)    (940,339)
Total assets             717,544    391,238  414,307  1,441,439    60,180                 17,572    6,327,328    9,369,608
Capital
  Expenditure            137,980                         19,119                                                    157,099
Depreciation
  and amortization        47,346     28,405   16,667     13,655    12,219                      0      128,739      247,031

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

NOTE 2 - INTANGIBLE ASSETS

Intangible assets consist of Software, Goodwill and Client lists. The Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, or where the cost of determining value makes valuation impracticable. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Software:

The Company capitalizes the cost of software and software licenses acquired from third party providers or acquired through acquisition. (Note 7) The costs of acquired software are amortized over three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software costs exceed the net realizable value, the Company writes off the amount by which the unamortized software costs exceed net realizable value. The amortization amounts for the six and three month periods ended June 30, 2005 were $219,534 and $105,356, respectively, which compares to $57,349 and $30,516 for the same time periods in 2004.

The Company may from time to time capitalize certain computer software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Currently the Company's internally generated products are all available for general release to its customers, and there all ongoing maintenance and development related to those products is expensed. For the six and three month periods ended June 30, 2005, the Company capitalized no internal and external costs incurred to develop internal-use computer software. The amortization amounts for the six and three month periods ended June 30, 2005 was $219,534 and $105,356, respectively. which compares to $57,349 and $30,516 for the same time periods in 2004.

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Client lists:

The Company has client lists acquired through purchase of subsidiaries valued at $6,531,281 and $6,667,204 as of June 30, 2005 and 2004, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. The Company records impairment loss if the Company determines that the undiscounted cash flows estimated to be generated by the client lists are less than the carrying amount, The impairment expense for the six and three month periods ended June 30, 2005 was $154,759 and $0 respectively. The amortization expense for the six and three month periods ended June 30, 2005 was $1,353,633 and $673,069 respectively, which compares to $465,697 and $400,493 for the same time periods in 2004

The estimated aggregated amortization expenses for each of five succeeding years ended June 30:

                           2006     $2,155,384
                           2007        789,826
                           2008        581,778
                           2009        274,752
                           2010        163,765

Goodwill:

The Company has recorded goodwill through purchase of subsidiaries valued at $5,387,853 (Note 7) and $796,000 was offset by the cash receivable from the shareholders of P1 (Cayman) Limited based on the purchase agreement. (Note 7)

NOTE 3 - COMMON STOCK

ISSUANCE OF SHARES FOR SERVICE

The Company records an expense when it issues equity instruments to acquire goods and services. Restricted Stock issued for services is valued at the average fair market value of an equivalent amount of free trading shares of the Company as quoted on OTCBB on the date of issuance.

During the first quarter of 2005 the Company issued 12,473,890 shares of restricted common stock valued at $1,625,000 as part of the purchase consideration for the acquisition of Physician Informatics, Inc. (Note 7). During the second quarter of 2005 the Company issued 1,630,440 shares of restricted common stock valued at $165,284 as part of services rendered to the Company and 222,017 shares of restricted common stock valued at $66,605 as part of sale of stock to investors.

NOTE 4   - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $121,471 for interest during the six month period June 30, 2005. The Company paid $0 for income tax and $158,349 for interest during the six month period ended June 30, 2004.

The cash flow statements do not include following non-cash investing and financing activities:

During the first quarter of 2005 the Company issued 12,473,890 shares of restricted common stock valued at $1,625,000 as part of the purchase consideration for the acquisition of Physician Informatics, Inc. During the second quarter of 2005 the Company issued 1,630,440 shares of restricted common stock valued at $165,284 as part of services rendered to the Company and 222,017 shares of restricted common stock valued at $66,605 as part of sale of stock to investors.

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share for the six and three months ended June 30, 2005 and 2004 were determined by dividing the net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock outstanding. All convertible preferred stock are regarded as common stock equivalents and are considered in the diluted net loss per share calculations.

Weighted  average  number of shares  used to compute  basic and  diluted  income
(loss) per share is the same for the period ended June 30, 2005 and 2004 since all the warrants and options outstanding are not dilutive.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $10,490,828 as of June 30, 2005 including the current period income of $991,425. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2005, towards (i) obtaining debt financing (ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

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

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                     Allocated
                                                      Amount
                                                    -----------
              Current assets                        $     6,820
              Fixed assets                               11,029
              Current liabilities                      (107,822)
              Client lists                              286,889
              Goodwill                                  233,084
                                                    -----------
                                                    $   430,000
                                                    ===========

              Consideration paid                      Amount
                                                    -----------
              Cash                                  $   300,000
              7% Note payable - payable in 2008         100,000
              Cost for acquisition                       30,000
                                                    -----------
                                                    $   430,000
                                                    ===========

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

As a result of this acquisition, the Company expects that PracticeOne will enhance the Company's ability to better serve the medical community with combined technology with service. A summary of the PracticeOne assets acquired, liabilities assumed and consideration for is as follows:

                                                     Allocated
                                                      Amount
                                                    -----------

              Current assets                        $   297,605
              Fixed assets                              213,529
              Other assets                               48,641
              Current liabilities                    (3,596,133)
              LT liabilities                         (4,000,000)
              Client lists                            2,500,000
              Goodwill                                4,993,545
              Software                                1,200,000
                                                    -----------
                                                    $ 1,657,187
                                                    ===========

              Consideration paid                      Amount
                                                    -----------

              Common stock - 12,500,000 shares        1,625,000
              Cost for acquisition                       32,187
                                                    -----------
                                                    $ 1,657,187
                                                    ===========

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


As additional consideration, the Company agreed to issue Company's Common Stock to the shareholders of PI (Cayman) Limited equal in dollar value to two times the projected annual cash flow from operations for each of the three consecutive calendar years starting 2005. These shares will be issued annually and will be priced at the average closing price of the Company for the 365 days preceding issuance.

Per the purchase agreement, the shareholders of PI (Cayman) Limited are to provide funds in cash to cover Physician Informatics, Inc.'s operation deficit for the six months of operations following the closing date. The Company received $796,000 from the shareholders of PI (Cayman) which offset the Goodwill.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                    Accounts payable                $ 2,420,982
                    Accrued expenses                    436,572
                    Accrued payroll and benefits        468,800
                    Payroll tax payable                  25,735
                                                    -----------
                                                    $ 3,352,089
                                                    ===========

NOTE 9 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:

Notes payable- Shareholder, interest free, due on demand       $   63,789
Notes payable-  shareholder bearing interest at 8%, due on
 Feb. 17, 2007, unsecured                                          91,772
                                                               ----------
Total                                                             155,561
Less: non-current portion                                          40,928
                                                               ----------
Current portion                                                $  114,633
                                                               ==========

NOTE 10 -NOTES PAYABLE

Note payable- interest rate 6.5%, due on Feb. 25, 2005         $   93,910
Notes payable- interest rate 10%, due in May 2005                  55,000
Line of Credit- interest rate LIBOR plus .625%                  3,776,000
Note payable-interest rate 7%                                     100,000
Notes payable & Credit lines                                      278,338
                                                               ----------
Total                                                           4,303,248
Less: non-current portion                                         100,000
                                                               ----------
Current portion                                                $4,203,248
                                                               ==========

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CONVERTIBLE NOTE PAYABLE AND EXTRAORDINARY GAIN

Upon purchase of a subsidiary, the Company assumed the subsidiary's majority shareholders' advances and loans amounting $4,000,000, bearing no interest and carrying five year term. This note is convertible to the Company's common stock at a conversion price at $.40 per share at any time at the option of the Company and at anytime on or following the 181st calendar day after the closing date at the option of majority shareholder. The Company elected to convert this note to common stock at June 30, 2005. The effect of the transaction increased shares to be issued by $700,000 resulting in a gain on the conversion of note of $3,300,000; the gain has been recorded as an extraordinary gain.

NOTE 12 -DEFERRED REVENUE

The Company has a balance of $886,745 of deferred revenue from a subsidiary acquired in the quarter ended March 31, 2005. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product or service has occurred, (iii) sales price is fixed or determinable and
(iv) collectibility is reasonably assured. If vendor specific evidence of fair value exists for elements of contract, the Company recognizes the revenue for delivered elements and defers revenue for undelivered elements.

NOTE 13 -OTHE CURRNT LIABILITIES

Other current liabilities consist of the following:

              Advances from shareholders                       $  139,703
              Credit lines payable                                 54,045
                                                               ----------
                                                               $  193,748
                                                               ==========

The advances from shareholders are due on demand, unsecured and interest free.

NOTE 14 -   COMMITMENTS

The Company has office lease agreements that last up to 5 years. Future commitments under operating leases are as follows for the twelve months ending June 30:

                                             2006              $  560,043
                                             2007                 384,601
                                             2008                 294,847
                                             2009                 283,004
                                             2010                 124,350
                                                               ----------
                               Total minimum lease payments    $1,646,845
                                                               ==========

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The rent expense was $416,753 and $218,923 for the six and three month periods ended June 30, 2005, respectively, which compared to $133,670 and $76,106 for the same time periods in 2004.

NOTE 15 -   INCOME TAXES

No provision was made for other entities on the Federal income tax since the Company has significant net operating loss. Through June 30, 2005, the Company incurred net operating losses for tax purposes of approximately $4,493,000 The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give raise to deferred tax assets and liabilities at June 30, 2005 comprised mainly of net operating loss carry forward. The gross deferred tax asset balance as of June 30, 2005 was approximately $1,797,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization. No provision for income tax is made in the statement of operation for the six months ended June 30, 2005 because of the net operating losses carried forward.

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

RESULTS OF OPERATIONS

      The following sections discuss the results of operations for the three and six month periods ended June 30, 2005, compared to the results of operations for the three and six month periods ended June 30, 2004, and were derived from our financial statements and notes thereto included in this quarterly report, which are unaudited, and related records. Historical results are not necessarily indicative of results that may be expected for any future period. The following information and data should be read in conjunction with our unaudited financial statements, including the related footnotes and with reference to certain additional information previously reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, and reports previously filed with the SEC under the Securities Exchange Act of 1934, as amended.

      Net revenue was $5,683,574 for the three months ended June 30, 2005 compared to net revenue of $2,742,020 for the three months ended June 30, 2004. Revenues in the 2005 period were greater primarily as a result of new business, and as a result of the acquisition of Cancer Care Network in May, 2004, and PracticeOne in January, 2005.

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

      Our operating expenses for the three months ended June 30, 2005 were $6,993,101 compared to $3,232,089 for the three months ended June 30, 2004. Operating expenses increased in 2005 over 2004 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with the amortization of acquired client lists and software, new sales and marketing initiatives and expenses related to the continued pursuit of acquisition opportunities.

      Included in operating expenses are the expenses of operating two specific cancer treatment facilities. Included in those treatment facility expenses are the costs of drugs administered to patients. Historically, these drugs have been purchased and immediately expensed, as typically these drugs are used within a short period of their purchase. However, these drugs represent a significant cost, and if drugs are purchased and not used immediately, the result will be a spike in operating expenses, in relation to revenues. During the quarter ended June 30, 2005, $150,144 worth of drugs were purchased, and not used in the quarter. These drugs have been reported as an asset on our consolidated balance sheet at June 30, 2005, as Inventory. During the quarter ended June 30, 2005, an additional $1,536,477 of drugs were administered to patients, and the related costs were included as operating expenses.

      We had a net income of $1,928,562, or a basic net income per common share of $0.01 and a fully diluted net income per common share of $0.01, for the three months ended June 30, 2005 compared to a net loss of $615,409, or a basic and fully diluted net loss per common share of $0.01, for the three months ended June 30, 2004. The net income for the current three month period includes expenses of $1,009,615 in depreciation, amortization and the write-down in value of intangible assets to estimated realizable value, primarily related to acquired client lists and acquired software. In addition, the net income includes $433,790 of operating expenses relating to the operations of PracticeOne, which was acquired in January 2005. Under the terms of the purchase agreement, the previous owners are obligated to reimburse us for these operating expenses. However, upon the advice of our independent auditors, we have determined that the proper treatment for these expenses is to include them on the income statement as expenses, and to credit the cash payments from the previous owners of PracticeOne against the goodwill of the business.

      Net revenue was $10,707,675 for the six months ended June 30, 2005 compared to net revenue of $3,671,491 for the six months ended June 30, 2004. Revenues in the 2005 period were greater primarily as a result of new business, and as a result of the acquisition of Cancer Care Network in May, 2004, and PracticeOne in January, 2005.

      Our operating expenses for the six months ended June 30, 2005 were $12,931,910 compared to $4,685,098 for the six months ended June 30, 2004. Operating expenses increased in 2005 over 2004 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with the amortization of acquired client lists and software, new sales and marketing initiatives and expenses related to the continued pursuit of acquisition opportunities.

      Included in operating expenses are the expenses of operating two specific cancer treatment facilities. Included in those treatment facility expenses are the costs of drugs administered to patients. Historically, these drugs have been purchased and immediately expensed, as typically these drugs are used within a short period of their purchase. However, these drugs represent a significant cost, and if drugs are purchased and not used immediately, the result will be a spike in operating expenses, in relation to revenues. During the six month period ended June 30, 2005, $150,144 worth of drugs were purchased, and not used during the period. These drugs have been reported as an asset on our consolidated balance sheet at June 30, 2005, as Inventory. During the six month period ended June 30, 2005, an additional $2,419,699 of drugs were administered to patients, and the related costs were included as operating expenses.

      We had a net income of $991,425, or a basic net income per common share of $0.01 and a fully diluted net income per common share of $0.01, for the six months ended June 30, 2005 compared to a net loss of $1,338,118, or a basic and fully diluted net loss per common share of $0.03, for the six months ended June 30, 2004. The net income for the current six month period includes expenses of $1,859,765 in depreciation, amortization and the write-down in value of intangible assets to estimated realizable value, primarily related to acquired client lists and acquired software. In addition, the net income includes $796,000 of operating expenses relating to the operations of PracticeOne, which was acquired in January 2005. Under the terms of the purchase agreement, the previous owners are obligated to reimburse us for these operating expenses.
However, upon the advice of our independent auditors, we have determined that the proper treatment for these expenses is to include them on the income statement as expenses, and to credit the cash payments from the previous owners of PracticeOne against the goodwill of the business. Net income also includes a one time gain on the conversion of note of $3,300,000. Also, during the six month period we were able to obtain $165,284 in consulting, advisory and other services through the issuance of unregistered common stock.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, we had $307,615 in cash and cash equivalents. Current assets at June 30, 2005 were $4,364,641, compared to current liabilities of $9,188,550, resulting in a working capital deficit of $4,823,909. This compares to a working capital deficit at March 31, 2005 of $5,038,743. Of the current liabilities at June 30, 2005, $15,306 relates to dividends payable on Preferred Stock, which may be paid in shares of common stock at the Company's option, $422,781 relates to advances from investors for common stock not yet issued, $886,745 relates to deferred revenue on software sales, $3,776,000 is outstanding on the Citibank, N.A. revolving credit facility, and approximately $767,173 is due to, or advances from, officers, directors, significant shareholders and former owners of certain of PracticeXpert's subsidiaries.

      Our only sources of liquidity are our bank accounts, our unused credit facilities, which at June 30, 2005 were $224,000 and our revenues. We received $11,269 during the six months ended June 30, 2005 from the sale of stock to investors. During the six months ended June 30, 2005, we used $1,872,596 in capital to fund operations, we received $1,416,551 in advances on notes payable, net of principal payments made, we purchased equipment for operations totaling $71,579, and we used $342,164 for acquisitions, net of cash received with acquisitions. During the six month period we were able to obtain services valued at $165,284 through the issuance of unregistered common stock. We continue to seek capital, primarily for expansion plans.

      At March 31, 2005 long term liabilities included a $4,000,000 note payable to the former majority shareholder of PracticeOne. This note was non-interest bearing, and was convertible to 10,000,000 million shares of common stock, at the conversion price of $0.40 per share, at any time at our option and at any time on or following the 181st calendar day after the closing date at the option of majority shareholder. During the three month period ended June 30, 2005 we elected to convert this note into common stock. The stock to be issued to retire this note was valued at $700,000 based on the then current market price, resulting in a gain on the conversion of note of $3,300,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three month period ended June 30, 2005, we issued 1,317,329 shares of common stock, in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, in exchange for services to certain consultants, advisors and service providers of the Company, and 313,111 shares of common stock to members of our board of directors in exchange for their services on the board of directors of the Company. These persons represented their intention to acquire the Shares for investment only and not with a view to sell such shares in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the stock certificates. Each of these persons represented to us their status as an "accredited investor", as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.

      During the three month period ended June 30, 2005, we issued 222,017 shares of common stock to accredited investors, in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, at a purchase price of $0.30 per share for net proceeds to the Company of $66,605, of which $55,340 was received in 2004. These persons represented their intention to acquire the Shares for investment only and not with a view to sell such shares in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the stock certificates. Each of these persons represented to us their status as an "accredited investor", as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.

      On June 1, 2005, we issued to Meridian Commercial Healthcare Finance, LLC warrants to purchase 900,000 shares of common stock at an exercise price of $0.30 per share, expiring on June 1, 2015, in connection with a loan. The issuance of the warrants was exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. This entity represented to us its status as an "accredited investor", as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.

      On July 12, 2005, we settled a transaction for the issuance of an aggregate of 10.0 million shares of common stock in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, for the total consideration of $4.0 million, or $0.40 per share, to one investor, PI (Cayman) Limited, a company organized and existing under the laws of the Cayman Islands. Under the terms of this transaction, a convertible promissory note (the "Note") dated January 3, 2005, in the principal amount of $4.0 million was issued by PracticeXpert Systems, Inc., formerly Physician Informatics, Inc., our subsidiary, as debtor, to PI (Cayman) Limited, as lender, whereupon, we exercised our conversion option, as set forth in the Note, effective on June 30, 2005, to convert the Note into shares of common stock . PI (Cayman) Limited represented its intention to the registrant to acquire such shares for investment only and not with a view to sell such shares in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the stock certificate. We believe that PI (Cayman) Limited is an "accredited investor", as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.    The following Exhibits are filed herein:

      No.         Title
      ----        --------------------------------------------------------------
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

                                        PRACTICEXPERT, INC.


DATED: August 19, 2005                  By: /s/ Jonathan Doctor
                                          --------------------------------------
                                          Jonathan Doctor
                                          Chief Executive Officer and President,
                                          Director
                                         (Principal Executive Officer)


DATED: August 19, 2005                  By: /s/ Michael Manahan
                                          --------------------------------------
                                          Michael Manahan
                                          Chief Financial Officer, Director
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)

                                INDEX TO EXHIBITS

No.            Title
-----          -----------------------------------------------------------------
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