Form 10QSB
period 2005-09-30
PRACTICEXPERT INC
filed 2005-11-28
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-30583

                          ----------------------------

                               PRACTICEXPERT, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                            87-0622329
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

        10833 Washington Boulevard                                 90232
              Culver City, CA                                   (Zip Code)
 (Address of principal executive offices)

                                 (310) 815-3500
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Transitional Small Business Disclosure Format (check one):  Yes |_| No  |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                         Outstanding at November 10, 2005
--------------------------------------------------------    --------------------------------------------------------
        Common Stock, $.001 par value per share                               142,188,255 Shares

                                TABLE OF CONTENTS
                                                                           Page

PART I - FINANCIAL INFORMATION...............................................1

ITEM 1        FINANCIAL STATEMENTS...........................................1

              Consolidated Balance Sheet as of September 30, 2005............1

              Consolidated Statements of Operations for
              the three and nine months ended September 30, 2005 and 2004....2

              Consolidated Statements of Cash Flows for
              the nine months ended September 30, 2005 and 2004..............3

              Notes to Consolidated Financial Statements.....................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................14

ITEM 3   CONTROLS AND PROCEDURES............................................16

PART II - OTHER INFORMATION.................................................17

ITEM 1   LEGAL PROCEEDINGS..................................................17

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES............................17

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................17

ITEM 5   OTHER INFORMATION..................................................17

ITEM 6   EXHIBITS...........................................................18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               PRACTICEXPERT, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

ASSETS

      CURRENT ASSETS:
          Cash & cash equivalents                                                             $    204,153
          Prepaid expenses                                                                          85,026
          Inventory                                                                                162,564
          Accounts receivable, net of $902,961 allowance for doubtful debts                      2,792,025
          Other receivables                                                                          4,884
                                                                                              ------------
                 Total current assets                                                            3,248,651

      PROPERTY AND EQUIPMENT, net                                                                  534,110

      OTHER ASSETS
          Deposits                                                                                  17,637

      INTANGIBLES:
          Client list, net                                                                       5,529,135
          Software, net                                                                            900,000
          Goodwill                                                                               4,430,630
                                                                                              ------------
                                                                                                10,859,765

                                                                                              ------------
                                                                                              $ 14,660,163
                                                                                              ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
          Accounts payable & accrued expenses                                                 $  4,229,418
          Notes payable - related parties                                                          120,092
          Notes payable                                                                          4,271,883
          Advances                                                                                 422,781
          Deferred Revenue                                                                         372,256
          Other current liabilities, including related party debt of $178,712                      252,724
          Trust account                                                                            156,742
          Dividends payable                                                                         15,306
                                                                                              ------------
                 Total current liabilities                                                       9,841,202

      Notes Payable, related party - long term                                                      23,040
      Notes Payable - long term                                                                    100,000

      COMMITMENTS

      STOCKHOLDERS' EQUITY
          Preferred stock - unclassified, authorized shares 36,000,000,  no par value
             none issued                                                                                --
          Preferred stock convertible - Series C, 6%, $.001 par value
             2,000,000 shares authorized; 3,760,000 issued and outstanding                              41
          Common stock, $.001 par value, 200,000,000 shares authorized;
             142,632,487 issued and outstanding                                                    142,632
          Treasury Stock, 49,000 shares of common stock                                           (285,000)
          Additional paid in capital                                                            19,094,511
          Shares to be issued                                                                       79,199
          Accumulated deficit                                                                  (14,335,462)
                                                                                              ------------
                 Total stockholders' equity                                                      4,695,921

                                                                                              ------------
                                                                                              $ 14,660,163
                                                                                              ============

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
     FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                         NINE MONTHS ENDED SEPTEMBER 30,      THREE MONTHS ENDED SEPTEMBER 30,

                                                          2005             2004                    2005             2004
                                                     ---------------  ---------------         ---------------- ----------------

          Net revenues                             $     15,306,107 $      7,375,558                4,598,432        3,754,149

          Operating expenses                             20,702,404        9,399,580                7,770,494        4,801,947

                                                     ---------------  ---------------         ---------------- ----------------
          Loss from operations                           (5,396,297)      (2,024,022)              (3,172,062)      (1,047,798)

          Non-operating Income (expense):
               Gain on settlement of debts                   39,196           70,988                        -           85,488
               Loss on disposal of asset                          -           (1,706)                       -                -
               Legal settlement                             (12,000)         (75,750)                 (12,000)               -
               Interest income                                1,672              321                      (99)             130
               Interest expense                            (369,080)        (206,555)                (242,259)         (46,987)
                                                     ---------------  ---------------         ---------------- ----------------
                       Total non-operating income (expense)(340,213)        (212,702)                (254,358)          38,631

                                                     ---------------  ---------------         ---------------- ----------------
          Loss before income tax                         (5,736,510)      (2,236,724)              (3,426,420)      (1,009,167)

          Income taxes                                        1,502            6,400                    3,017                -
                                                     ---------------  ---------------         ---------------- ----------------

          Loss before extraordinary items                (5,738,012)      (2,243,124)              (3,429,437)      (1,009,167)

          Extraordinary items
               Loss from operations to be disposed, net           -          (54,327)                       -          (13,288)
               Gain on conversion of note                 3,300,000                -                        -                -
                                                     ---------------  ---------------         ---------------- ----------------

          Net loss                                       (2,438,012)      (2,297,451)              (3,429,437)      (1,022,455)

          Dividend requirement for preferred stock                -          (63,740)                       -             (618)
                                                     ---------------  ---------------         ---------------- ----------------

          Net loss applicable to common shareholder$     (2,438,012)$     (2,361,191)              (3,429,437)      (1,023,073)
                                                     ===============  ===============         ================ ================

          Basic  & diluted weighted average number of
              common stock outstanding                  129,691,036       69,294,002              139,395,571      112,072,024
                                                     ===============  ===============         ================ ================

          Basic net loss per share                 $          (0.02)$          (0.03)                   (0.02)           (0.01)
                                                     ===============  ===============         ================ ================

          Fully diluted  net loss per share        $          (0.02)$          (0.03)                   (0.02)           (0.01)
                                                     ===============  ===============         ================ ================

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                                                   2005             2004
                                                                                                -----------      -----------
             CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net loss                                                                    $ (2,438,012)    $ (2,361,191)
                  Adjustments to reconcile net loss to net cash used in
                     operating activities:
                      Impairment of intangible asset                                               502,921                -
                      Depreciation and amortization                                              2,529,885        1,190,377
                      Loss on disposal of asset                                                                       1,706
                      Gain on settlement of debts and conversions of note                       (3,339,196)         (70,988)
                      Shares, options and warrants  issued for services and compensation           442,446          632,033
                      Shares to be issued for service                                                    -          207,040
                      Shares to be issued for interest                                              46,204                -
                      Shares and warrants  issued for interest                                      91,311           17,335
                      (Increase) decrease in current assets
                           Accounts receivable                                                    (854,379)        (315,690)
                           Accounts receivable - management services                                     -         (646,481)
                           Inventory                                                              (162,564)               -
                           Prepaid expenses                                                        (62,981)          19,812
                           Other current assets                                                     97,886          (32,095)
                      Increase (decrease) in current liabilities:
                           Accounts payable and accrued expense                                    674,853        1,104,230
                           Other current liabilities                                               642,428                -
                           Trust account                                                           156,742                -
                           Deferred revenue                                                       (337,042)               -
                           Dividends payable                                                             -                -
                      Decrease in other assets-deposit                                               2,219           (3,563)
                                                                                                -----------      -----------
                  Total Adjustments                                                                430,732        2,103,716
                                                                                                -----------      -----------
                              Net cash used in operating activities                             (2,007,280)        (257,475)
                                                                                                -----------      -----------

             CASH FLOWS FROM INVESTING ACTIVITIES
                      Cash received at acquisition of subsidiaries                                  20,023                -
                      Cash paid in acquisition of subsidiaries                                    (362,187)      (4,250,000)
                      Development of software                                                            -         (164,243)
                      Goodwill reduction for reimbursement of expenses                             796,000                -
                      Proceeds from disposal of fixed asset                                              -            1,500
                      Purchase of property & equipment                                            (108,292)        (139,431)
                                                                                                -----------      -----------
                              Net cash provided by (used in) investing activities                  345,544       (4,552,174)
                                                                                                -----------      -----------

             CASH FLOWS FROM FINANCING ACTIVITIES:
                      Payments on loans from related parties                                      (255,513)               -
                      Payments of notes payable                                                          -       (1,185,185)
                      Proceeds from loan from related parties                                            -           94,269
                      Proceeds of notes payable                                                  1,728,730                -
                      Proceeds from subscription                                                         -          126,978
                      Cash received from shares to be issued                                        11,269           35,000
                      Cash received from issuance of shares                                              -        5,867,153
                                                                                                -----------      -----------
                              Net cash provided by  financing activities                         1,484,486        4,938,216
                                                                                                -----------      -----------

             NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   (177,250)         128,566

             CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                            381,403           71,017
                                                                                                -----------      -----------

             CASH & CASH EQUIVALENTS, ENDING BALANCE                                          $    204,153     $    199,583
                                                                                                ===========      ===========

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

Physician Informatics, Inc., a New Jersey corporation, known as PracticeOne, incorporated on February 2, 1999. (Note 7)

t 0 0 Transcriptions Plus, Inc. a California corporation, incorporated on January 26, 1998. (Note 7)

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

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on April 14, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Following is a summary of segment information by geographic unit for the period ended September 30, 2005:

                                  CA            ID         TX           OK          WV           NJ
Sales                             833,324    2,832,156    781,765     7,021,903    289,234    3,547,727
Operating income (loss)        (2,290,830)    (456,611)   (18,216)      643,283    (28,464)    (434,932)
Total assets                      162,875      433,479    432,933     2,447,283     37,886      549,279
Capital Expenditure                              4,929      1,183        28,617      3,000       42,854
Depreciation and amortization       2,570       34,796      6,199        72,005     15,285       91,424


                               Montana    Unallocated     Total
Sales                                                   15,306,109
Operating income (loss)                   (2,810,527)   (5,396,297)
Total assets                              10,596,432    14,660,167
Capital Expenditure                                         80,583
Depreciation and amortization              2,307,606     2,529,885


Following is a summary of segment information by geographic unit for the period ended September 30, 2004:

                                                                                                                           Total
Sales                             865,645    1,724,387    464,390     3,967,105    293,968       60,063                   7,375,558
Operating income (loss)        (1,431,729)     182,623    (66,970)      388,519    (55,427)     (50,554)     (990,484)   (2,024,022)
Total assets                      654,493      375,549    409,743     1,375,207     99,640        4,464     5,841,408     8,760,504
Capital Expenditure               137,980        9,345                   27,661     14,279                                  189,265
Depreciation and amortization      73,732       40,995     31,667        34,140     19,359            0       990,484     1,190,377

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


In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

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

Software:

The Company capitalizes the cost of software and software licenses acquired from third party providers or acquired through acquisition. (Note 7) The costs of acquired software are amortized over three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software costs exceed the net realizable value, the Company writes off the amount by which the unamortized software costs exceed net realizable value. The amortization amounts for the nine and three month periods ended September 30, 2005 was $300,000 and $100,000, respectively, which compares to $83,735 and $26,386 for the same time periods in 2004.


The Company may from time to time capitalize certain computer software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Currently the Company's internally generated products are all available for general release to its customers, and there all ongoing maintenance and development related to those products is expensed. For the nine and three month periods ended September 30, 2005, the Company capitalized no internal and external costs incurred to develop internal-use computer software. The amortization amounts for the nine and three month periods ended September 30, 2005 was $300,000 and $100,000, respectively. which compares to $83,735 and $26,386 for the same time periods in 2004.

Client lists:

The Company has client lists acquired through purchase of subsidiaries recorded at the carrying value of $5,529135 and $6,109,741 as of September 30, 2005 and 2004, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. The Company records impairment loss if the Company determines that the undiscounted cash flows estimated to be generated by the client lists are less than the carrying amount, The impairment expense for the nine and three month periods ended September 30, 2005 was $502,921 and $348,162 respectively. The amortization expense for the nine and three month periods ended September 30, 2005 was $2 007,606and $653,973 respectively, which compares to $798,208 and $332,511 for the same time periods in 2004

The estimated aggregated amortization expenses for each of five succeeding years ended September 30:

                           2006    $2,615,894
                           2007     1,045,961
                           2008       787,664,
                           2009       756,472
                           2010       255,155
Goodwill:
The Company has recorded goodwill through purchase of subsidiaries valued at $4,430,630 (Note 7) and $796,000 was offset by the cash receivable from the shareholders of P1 (Cayman) Limited based on the purchase agreement.
(Note 7)

NOTE 3 - COMMON STOCK

Issuance of shares for service

The Company records an expense when it issues equity instruments to acquire goods and services. Restricted Stock issued for services is valued at the average fair market value of an equivalent amount of free trading shares of the Company as quoted on OTCBB on the date of issuance.

During the first quarter of 2005 the Company issued 12,473,890 shares of restricted common stock valued at $1,625,000 as part of the purchase consideration for the acquisition of Physician Informatics, Inc. (Note 7). During the second quarter of 2005 the Company issued 1,630,440 shares of restricted common stock valued at $165,284 as part of services rendered to the Company and 222,017 shares of restricted common stock valued at $66,605 as part of sale of stock to investors. During the third quarter of 2005 the Company issued 504,234 shares of restricted common stock valued at $40,339 as part of services rendered to the Company, 536,926 shares of restricted common stock valued at $48,016 as part of interest paid on the 8% credit line, and 10,000,000 shares of restricted common stock valued at $700,000 as part of the note that was converted to stock.

NOTE 4   - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $220,065 for interest during the nine month period September 30, 2005. The Company paid $1,600 for income tax and $181,650 for interest during the nine month period ended September 30, 2004.

The cash flow statements do not include following non-cash investing and financing activities:

During  the  first  quarter  of 2005 the  Company  issued  12,473,890  shares of
restricted   common  stock  valued  at   $1,625,000  as  part  of  the  purchase
consideration for the acquisition of Physician Informatics, Inc.

During the second quarter of 2005 the Company issued 1,630,440 shares of restricted common stock valued at $165,284 as part of services rendered to the Company and 222,017 shares of restricted common stock valued at $66,605 as part of sale of stock to investors. During the third quarter of 2005 the Company issued 504,234 shares of restricted common stock valued at $40,339 as part of services rendered to the Company, 536,926 shares of restricted common stock valued at $48,016 as part of interest paid on the 8% credit line, and 10,000,000 shares of restricted common stock valued at $700,000 as part of the note that was converted to stock.


NOTE 5 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share for the nine and three months ended September 30, 2005 and 2004 were determined by dividing the net income
(loss) for the periods by the weighted average number of both basic and diluted shares of common stock outstanding. All convertible preferred stock are regarded as common stock equivalents and are considered in the diluted net loss per share calculations.

Weighted  average  number of shares  used to compute  basic and  diluted  income
(loss) per share is the same for the period ended September 30, 2005 and 2004 since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $14,335,465 as of September 30, 2005 including the current period loss of $2,438,012. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2005, towards (i) obtaining debt financing
(ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.

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
                                                                       Allocated
                                                                         Amount

  Current assets                                                      $   6,820
      Fixed assets                                                       11,029
      Current liabilities                                              (107,822)
      Client lists
                                                                        286,889
      Goodwill                                                          233,084
                                                                      $ 430,000

Consideration paid                                                       Amount

Cash                                                                  $ 300,000
7% Note payable - payable in 2008                                       100,000
Cost for acquisition                                                     30,000
                                                                      ---------
                                                                      $ 430,000


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

As a result of this acquisition, the Company expects that PracticeOne will enhance the Company's ability to better serve the medical community with combined technology with service. A summary of the PracticeOne assets acquired, liabilities assumed and consideration for is as follows:

                                                                     Allocated
                                                                     Amount

              Current assets                                        $   297,605
                  Fixed assets                                          213,529
                  Other
                  assets                                                 48,641
                  Current liabilities                                (3,596,133)
                  LT liabilities                                     (4,000,000)
                  Client lists                                        2,500,000
                  Goodwill                                            4,993,545
                  Software
                                                                      1,200,000
                                                                    $ 1,657,187

            Consideration paid                                           Amount

            Common stock - 12,500,000 shares                          1,625,000
            Cost for acquisition
                                                                         32,187
                                                                    $ 1,657,187

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

Per the purchase agreement, the shareholders of P1 (Cayman) Limited are to provide funds in cash to cover Physician Informatics, Inc.'s operation deficit for the six months of operations following the closing date. The Company received $796,000 from the shareholders of P1 (Cayman) which offset the Goodwill.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Accounts payable                                                      $3,112,960
Accrued expenses                                                         350,563
Accrued payroll and benefits                                             757,866
Accrued taxes                                                              8,029
                                                                      $4,229,418

NOTE 9 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:

Notes payable- Shareholder, interest free, due on demand                           $  63,789
-------------------------------------------------------------------- ------------ ---------------
Notes payable-  shareholder bearing interest at 8%, due on Feb. 17,
2007, unsecured                                                                        79,343
                                                                                  -----------
-------------------------------------------------------------------- ------------ ---------------
Total                                                                                143,132
-------------------------------------------------------------------- ------------ ---------------
Less: non-current portion                                                              23,040
                                                                                  -----------
-------------------------------------------------------------------- ------------ ---------------
Current portion                                                                    $ 120,092
                                                                                   =========
-------------------------------------------------------------------- ------------ ---------------

NOTE 10 -NOTES PAYABLE

Note payable- interest rate 6.5%, due on Feb. 25, 2005                $   93,910
Line of credit- interest rate LIBOR plus .625%                         4,000,000
Note payable-interest rate 7%                                            100,000
Line of credit, expires May 31, 2008                                     311,783
Total                                                                  4,505,694
Less: non-current portion                                                100,000
Less: unamortized discount                                               133,810
Current portion                                                       $4,271,883

NOTE 11 - CONVERTIBLE NOTE PAYABLE AND EXTRAORDINARY GAIN

Upon purchase of a subsidiary, the Company assumed the subsidiary's majority shareholders' advances and loans amounting $4,000,000, bearing no interest and carrying five year term. This note is convertible to the Company's common stock at a conversion price at $.40 per share at any time at the option of the Company and at anytime on or following the 181st calendar day after the closing date at the option of majority shareholder. The Company elected to convert this note to common stock at June 30, 2005. The effect of the transaction increased shares to be issued by $700,000 resulting in a gain on the conversion of note of $3,300,000; the gain has been recorded as an extraordinary gain. On August 5, 2005, the Company issued 10,000,000 shares of restricted commons stock which increased common stock by $10,000 and paid in capital by $690,000, resulting in a $700,000 decrease in shares to be issued.

NOTE 12 -DEFERRED REVENUE

The Company has a balance of $372,256 of deferred revenue from a subsidiary acquired in the quarter ended March 31, 2005. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product or service has occurred, (iii) sales price is fixed or determinable and
(iv) collectibility is reasonably assured. If vendor specific evidence of fair value exists for elements of contract, the Company recognizes the revenue for delivered elements and defers revenue for undelivered elements.

NOTE 13 -OTHE CURRNT LIABILITIES

Other current liabilities consist of the following:

Advances from shareholders                                              $178,712
Credit cards                                                              74,012
                                                                        --------
                                                                        $252,724

The advances from shareholders are due on demand, unsecured and interest free.




NOTE 14 -   COMMITMENTS

The Company has office lease agreements that last up to 5 years. Future commitments under operating leases are as follows for the twelve months ending September 30:

                     2006                                $   828,752
                     2007                                     579,250
                     2008                                     411,671
                     2009                                     391,324
                     2010                                     136,515
                                                       --------------
               Total minimum lease payments                $2,347,511
                                                           ==========

The rent expense was $632,960 and $216,207 for the nine and three month periods ended September 30, 2005, respectively, which compared to $234,798 and $101,128 for the same time periods in 2004.

NOTE 15 -   INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss. Through September 30, 2005, the Company incurred net operating losses for tax purposes of $6,988,000, approximately. The net operating loss carry forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give raise to deferred tax assets and liabilities at September 30, 2005 consist mainly of net operating loss carryforward. The gross deferred tax asset balance as of September 30, 2005 was approximately $2,648,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations for the nine months ended:

                                                       September  30,  September 30,
                                                             2005       004__

Tax expense (credit) at statutory rate-federal                  (34)_%     (34)%
State tax  expense net  of  federal  tax                         (6)          (6)
Changes in valuation allowance                                   40        40___
                                                       ------------ ------------
Tax expense at actual rate                                       --          - .
                                                       ============ ============


NOTE 16 - RESTRICTED CASH

Cash includes $ 156,742 of cash held in a separate bank account on behalf of the physicians. This amount represents cash collected by the Company on behalf of the physicians and is reflected as trust account in the balance sheet.


NOTE 17 - PROPERTY AND EQUIPMENT

Property and equipment comprised of following on September 30, 2005:

    Furniture & Fixtures                                 $   758,619
    Office Equipment                                         145,649
    Computer Equipment                                       623,970
    Leasehold Improvement                                     15,789
Software                                                     544,011

                                                           2,088,038

    Less Accumulated Depreciation & Amortization          (1,553,928)
                                                         -----------

                                                         $   534,110
                                                         ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         PracticeXpert, Inc., a Nevada corporation (the "Company", "us", "we" and "our"), is a healthcare services and technology company, that is in the business of providing "turn-key" administrative services to our clients, as well as developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. We bundle our technology applications with our billing and other practice management services to provide an integrated solution to our clients. As we grow both organically and through acquisitions, we are working to become a simpler and more integrated company.

Critical Accounting Policies and Estimates

         A summary of significant accounting policies is provided in Note 1 to our financial statements included in our 2004 Form 10-KSB. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates. There are many critical accounting policies discussed in the notes to our financial statements including the following critical accounting policy that affects the judgments and estimates used in the preparation of our financial statements. Actual results will differ from those estimates.

Recent Accounting Pronouncements

         There are no recent accounting pronouncements that affect the Company in the recent quarter.

Results of Operations

      Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

         Net revenue was $4,598,432 for the three months ended September 30, 2005 compared to net revenue of $3,754,149 for the three months ended September 30, 2004. Revenues in the 2005 period were greater primarily as a result of new business, the acquisition of PracticeOne in January, 2005, and as a result of an agreement to manage a cancer treatment center in Yakima, Washington (the "Yakima facility").

         Our operating expenses for the three months ended September 30, 2005 were $7,770,494 compared to $4,801,947 for the three months ended September 30, 2004. Operating expenses increased due to servicing new businesses, the added costs from the operations of recently acquired businesses and the Yakima facility, costs associated with the amortization of acquired client lists and software, and sales and marketing initiatives. Drugs purchased, but not used during the period amounted to $162,564, and are included as an asset in inventory. Drugs used during the period amounted to $1,213,347, and are included among our operating expenses.

         During the second quarter of 2004, we began to report revenue and operating expenses in two distinct revenue classifications, "Medical billing and related services" and "Management services". For 2005 and subsequent periods, we have discontinued using these reporting classifications. For financial statement purposes, we do segment revenues and certain other information by geographic region. See "Notes to Unaudited Consolidated Financial Statements".

         We had a net loss of $3,429,437, or a basic and fully diluted net loss per common share of $0.02, for the three months ended September 30, 2005 compared to a net loss of $1,023,073, or a basic and fully diluted net loss per common share of $0.01, for the three months ended September 30, 2004. The net loss for the current three month period includes expenses of $1,173,041 in depreciation, amortization and the write-down in value of intangible assets to estimated realizable value, primarily related to acquired client lists and acquired software.

      Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

         Net revenue was $15,306,107 for the nine months ended September 30, 2005 compared to net revenue of $7,375,558 for the nine months ended September 30, 2004. Revenues in the 2005 period were greater primarily as a result of new business, the acquisition of PracticeOne in January, 2005, and the management services agreement for the Yakima facility.

         Our operating expenses for the nine months ended September 30, 2005 were $20,702,404 compared to $9,399,580 for the nine months ended September 30, 2004. Operating expenses increased due to servicing new businesses, the added costs from the operations of recently acquired businesses and the Yakima facility, costs associated with the amortization of acquired client lists and software, and sales and marketing initiatives. Drugs purchased, but not used during the period amounted to $162,564, and are included as an asset in inventory. Drugs used during the period amounted to $3,633,046, and included among our operating expenses.

         We had a net loss of $2,438,012, or a basic and fully diluted loss per common share of $0.02, for the nine months ended September 30, 2005 compared to a net loss of $2,361,191, or a basic and fully diluted net loss per common share of $0.03, for the nine months ended September 30, 2004. The net loss for the current nine month period includes expenses of $3,032,806 in depreciation, amortization and the write-down in value of intangible assets to estimated realizable value, primarily related to acquired client lists and acquired software. In addition, the operating expenses include $796,000 of operating expenses of PracticeOne, which were reimbursed to us and have been recorded as a reduction in goodwill in the acquisition of PracticeOne. We also recognized a one-time gain of $3,300,000 on the conversion of a promissory note. We also obtained during the nine month period $442,446 in consulting, advisory and other services through the issuance of shares and warrants or options to purchase shares of our common stock. Further, we issued shares, or have shares to be issued, and we issued warrants or options to purchase shares of our common stock. valued at $137,515 as interest payments.

Subsequent Events

         Due to our continuing losses from operations, we are in the process of reducing our operating expenses, consolidating operations and facilities, terminating unprofitable service contracts and implementing other cost saving measures. We are also deploying our own practice management software throughout our facilities, which we believe will allow us to replace more expensive software from providers.

         From inception of March 11, 2005 to September 30, 2005, we managed a medical facility, which resulted in losses to the Company of $585,705, including write-offs of uncollectible amounts relating to this contract of $227,262. On October 23, 2005, the Company terminated the Yakima facility management services agreement effective November 23, 2005.

         At September 30, 2005, our trade accounts payable was $4,229,418, compared to $3,352,089 at June 30, 2005. The increase was primarily the result of not generating sufficient cash from operations to pay our suppliers on a timely basis. A substantial portion of our trade creditors' invoices are significantly past due. Our largest trade creditor, Oncology Therapeutics Network ("OTN"), was owed $1,705,924 as of September 30, 2005 in connection with the supply of drugs for the treatment centers that we operate on behalf of our physician clients. OTN has agreed to continue to supply drugs to our treatment centers on a cash on delivery basis during this period. We are attempting to arrange mutually acceptable payment terms with OTN for the amounts owed and reestablish credit terms.

Liquidity and Capital Resources

         Our primary source of liquidity is cash from ongoing operations and borrowings from lenders. We have incurred significant losses to date, which we have financed primarily through the sale of equity securities and borrowings.


         At September 30, 2005, our total assets were $14,660,163, compared to $17,104,609 at June 30, 2005. The decrease was primarily the result of amortization and write-down to fair value of our intangible assets in the amount of $1,292,476 and a reduction in accounts receivable in the amount of $1,010,235 during the period. Our current assets at September 30, 2005 totaled $3,248,651 and our current liabilities were $9,841,202, compared to current assets of $4,364,641 and current liabilities of $9,188,550 at June 30, 2004. The working capital deficit at September 30, 2005 was $6,592,551, compared to a working capital deficit at June 30, 2005 of $4,823,909. As of September 30, 2005, we had $204,153 in cash and cash equivalents.

         Of the current liabilities at September 30, 2005, $15,306 relates to dividends payable on Preferred Stock, which may be paid in shares of common stock at the Company's option, $422,781 relates to advances from investors for common stock not yet issued, $372,256 relates to deferred revenue on software sales, $4,000,000 is outstanding on the Citibank, N.A. demand loan, and approximately $223,223 is outstanding on our Meridian Commercial Healthcare Finance line of credit.

         During the nine months ended September 30, 2005, we used $2,747,123 in capital to fund operations, we received $1,473,217 in advances on notes payable, net of principal payments made, purchased equipment for operations totaling $108,292, and used $342,164 for acquisitions, net of cash received with acquisitions. During the nine month period, we were able to obtain services (including interest) valued at $533,757 through the issuance of shares of our common stock and warrants and options to purchase common stock.

         On June 16, 2005, we consummated a $1,000,000 asset-based financing revolving credit facility (the "Loan") for a term of three years with Meridian Commercial Healthcare Finance, LLC ("Meridian"). Amounts available under the Loan are limited to approximately eighty percent (80%) of qualified accounts receivable, and subject to further reserves, as determined from time to time by Meridian, which will be less than the balance of accounts receivable as reflected on our Consolidated Balance Sheet. The Loan balance at June 30, 2005 and September 30, 2005 was $189,127 and $223,223, respectively. The purchase fee percent is calculated at 0.033% per day. The Company is out of compliance with its financial covenants under the Loan. The Company has requested a waiver of default. If the waiver is not granted, the penalty for the default is an increase in the purchase fee percentage to 0.05% per day and Meridian has the right to demand immediate repayment of the Loan, which could substantially and materially adverse affect our business and operations and our ability to continue as a going concern.

         One of our subsidiaries has a demand loan in the approximate amount of $4.0 million with Citibank, N.A., bearing interest on a variable rate which was 4.315% at September 30, 2005. Citibank has the right to demand immediate repayment of this loan, which could substantially and materially adverse affect our business and operations and our ability to continue as a going concern.

         There can be no assurance that we will be able to meet our financial obligations in a timely manner, generate sufficient revenues or achieve a level of profits to allow us to continue as a going concern. Even if we are able to manage our cash from operations and indebtedness to allow for continued operation of the Company, we have no cash reserves. Our inability to maintain sufficient cash flows and borrowings could have a material adverse effect on our business and operations and our ability to continue as a going concern.

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking
Information

         From time to time the Company makes, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to projected revenues, earnings, growth opportunities, capital expenditures, government regulations, working capital, executive officer retention, labor costs, strategic plans and industry trends. All statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products and services in the health care and medical billing industries, customer retention, changes in healthcare regulations, customer acceptance of technological innovation and price increases, continued liquidity of our customers (including physician customers), drug supply relationships, adverse litigation, and economic and political conditions, could change the anticipated results. You are accordingly cautioned not to place undue reliance on any forward-looking statements.

         While PracticeXpert's growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.

         Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in PracticeXpert's periodic filings with the Securities and Exchange Commission, including its 2004 Form 10-KSB and this Form 10-QSB. The Company assumes no duty to update forward-looking statements.

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

Item 2.  Unregistered Sales of Equity Securities

         During the three month  period  ended  September  30,  2005,  we issued
504,234 shares of common stock, in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, in exchange for services to certain consultants, advisors and service providers of the Company, and 60,000 shares of common stock to members of our board of directors in exchange for their services on the board of directors of the Company. These persons represented their intention to acquire the Shares for investment only and not with a view to sell such shares in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the stock certificates. Each of these persons represented to us their status as an "accredited investor", as that term is defined in Rule 501 promulgated under the Securities Act.

         On August 5, 2005, we issued 536,926 shares of our common stock to PI (Cayman) Limited as a quarterly interest payment on a loan. The issuance of the shares of common stock was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof. This entity represented to us its status as an "accredited investor", as that term is defined in Rule 501 promulgated under the Securities Act. PI (Cayman) Limited represented its intention to acquire such shares for investment only and not with a view to sell such shares in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the stock certificate.

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 1, 2005, a Written Consent of Majority Stockholders in Lieu of the 2005 Annual Meeting of Stockholders of PracticeXpert, Inc. was executed and delivered to the Company, which approved the following corporate actions:

      (1) Election of the six incumbent directors of the Company for an additional one-year term, or until their successors are duly elected and qualified;

      (2) Amendment of the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock, par value $.001 per share, from 200 million to 250 million; and

      (3) Ratification of the appointment of Kabani & Company, Inc., as the Company's independent auditors for fiscal 2005.

The Company filed a Definitive Schedule 14C Information Statement with the Commission on November 14, 2005, which provides information covering the foregoing matters and is hereby incorporated by reference into this report on Form 10-QSB.

Item 5.  Other Information

         On November 18, 2005, we amended and restated our bylaws in their entirety. A complete copy of our amended and restated bylaws is attached as
Exhibit 3.1 to this report on Form 10-QSB.

Item 6.  Exhibits

The following Exhibits are filed herein:

Exhibits

 Exhibit  3.1               Amended and Restated Bylaws of PracticeXpert, Inc.
 Exhibit 31.1               302 Certification - Jonathan Doctor
 Exhibit 31.2               302 Certification - Michael Manahan
 Exhibit 32.1               906 Certification - Jonathan Doctor
 Exhibit 32.2               906 Certification - Michael Manahan

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRACTICEXPERT, INC.


DATE: November 25, 2005           By: /s/ Michael Manahan
                                      --------------------------
                                      Michael Manahan
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Authorized Officer)

                               PracticeXpert Inc.,

                                Index to Exhibits

  Exhibit Number                   Description

 Exhibit  3.1               Amended and Restated Bylaws of PracticeXpert, Inc.
 Exhibit 31.1               302 Certification - Jonathan Doctor
 Exhibit 31.2               302 Certification - Michael Manahan
 Exhibit 32.1               906 Certification - Jonathan Doctor
 Exhibit 32.2               906 Certification - Michael Manahan