Form 10KSB
period 2005-12-31
PRACTICEXPERT INC
filed 2006-04-28
CIK 1113679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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
   (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

            23975 Park Sorrento Drive, No. 110, Calabasas, CA 91302
            -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (310) 815-3500
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.                                                [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's total consolidated revenues for the year ended December 31, 2005, were $17,725,144.

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $2,853,850, based on the closing price on March 27, 2006. Shares of common stock known by the registrant to be beneficially owned by the registrant's directors and executive officers are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934. On December 31, 2005, the number of issued and outstanding shares of the registrant's common stock was 142,692,487.

                               PracticeXpert, Inc.

                                Table of Contents


Part I

         Item 1.  Description of Business

         Item 2.  Description of Property

         Item 3.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

Part II

         Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         Item 6.   Management's Discussion and Analysis or Plan of Operation

         Item 7.   Financial Statements

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Item 8A. Controls and Procedures

Part III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Item 10. Executive Compensation

         Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Item 12. Certain Relationships and Related Transactions

         Item 13. Exhibits

         Item 14. Principal Accountant Fees and Services

Index to Exhibits

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

On June 27, 2003, we entered into a stock purchase agreement for the sale of all of the outstanding shares of capital stock of Clover, Inc., one of our wholly-owned subsidiaries, to a former director, in exchange for the repurchase by us of 100,000 shares of our common stock from such director. Clover was an operating subsidiary of one of our predecessor businesses.

On April 28, 2004, we raised $5.8 million from investors pursuant to the sale of shares of our common stock and warrants to purchase shares of common stock in an offering exempt from the registration requirements under the Securities Act of 1933, as amended. This transaction was immediately followed by the filing of a Form SB-2 Registration Statement with the Securities and Exchange Commission (the "SEC") to register such shares of common stock and common stock underlying the warrants in a public offering, which was declared effective on August 13, 2004. Such investors purchased 48,333,347 shares of our common stock at a price of $0.12 per share, and five-year warrants to purchase 48,333,347 shares of common stock, which have an exercise price of $0.12 per share. H.C. Wainwright & Co. Inc., a Wall Street investment banking firm, acted as the placement agent in connection with the foregoing. H.C. Wainwright & Co. Inc., and its designees, received warrants to purchase 9,666,668 shares of our common stock, as an investment banking fee and certain cash consideration for the services provided to us.

On April 29, 2004, we completed the acquisition of Cancer Care Network, Inc., located in Oklahoma City, Oklahoma, which specializes in radiation and medical oncology billing and management for a purchase price of $5,500,000. The purchase price consisted of a lump sum cash payment of $4,100,000, the issuance of $500,000 in shares of common stock, subject to an increased adjustment on the first and second anniversary date of the closing, and the issuance of a promissory note for $900,000, which has been repaid in full.

On September 1, 2004, we disposed of Healthcare Billing Solutions, Inc., by agreeing to mutually rescind the stock purchase agreement entered into previously with the seller. The operating results from Healthcare Billing Solutions, Inc. are presented separately in our financial statements under "Loss on disposal of subsidiary, net".

On January 3, 2005, we acquired Physician Informatics, Inc., doing business as PracticeOne, a provider of practice management and clinical management solutions, including outsourced medical billing and administrative services, as well as proprietary practice and clinical management software. Under the terms of our agreement, we issued to the shareholders of PracticeOne 12,500,000 shares of our common stock, and issued a promissory note (the "Note") payable to its majority shareholder, which was converted into 10,000,000 shares of our common stock on June 30, 2005. Additional purchase price consideration is payable to the shareholders as an earn-out based upon PracticeOne's results of operations subsequent to the closing.

From March 11, 2005 to September 30, 2005, we managed an oncology medical facility in Yakima, Washington, which resulted in losses of $585,705, including write-offs of uncollectible amounts of $227,262. We terminated the management services agreement for such facility effective on November 23, 2005. Revenues from such agreement amounted to approximately $1,740,000 in 2005.

On December 31, 2005, we completed the sale of our medical transcription business to Transcend Services, Inc. Transcend Services will pay us up to $500,000 over three years, on an earn-out basis, and made an initial payment on closing in the amount of $40,000. The amount of future consideration, if any, to be received by us under such earn-out will be based solely on the cash profits received from customers of the medical transcription business in existence on the date of closing.

Subsequent Events

On February 13, 2006, we terminated the management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., due to our inability to manage the practices profitably under the terms of such agreements. Revenues from such agreements amounted to approximately $4,850,000 in 2005.

On April 4, 2006, we decided to revise our filings on Form 10-QSB for each of the three month periods ended March 31, 2005, June 30, 2005 and September 30, 2005 in order to restate the value of our customer lists acquired from Cancer Care Network, Inc. and PracticeOne, and have record additional impairment losses for the three month period ended December 31, 2005 in the amount of $840,519. We have also restated the consolidated financial statements for the above-indicated periods to reduce the carrying value of the Note previously recorded at $4,000,000 to the amount of $1,300,000,

On April 14, 2006, we received short-term financing from investors pursuant to the issuance and sale of one-year 12% Senior Secured Convertible Debentures with a face amount of $250,000, which have a term of one year. We have pledged the capital stock of our subsidiaries and granted a security interest in our assets and the assets of our subsidiaries in favor of such investors, which secures repayment of the debentures. Each of our subsidiaries has also guaranteed repayment of the debentures. In connection with the foregoing transaction, we issued warrants to purchase 12,000,000 shares of our common stock at an exercise price of $.001 per share, expiring on April 10, 2016. We paid an investment banking fee to Midtown Partners & Co. LLC for its services in connection with arranging the foregoing transaction in the amount of $25,000 and the issuance of warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.025 per share, expiring on April 10, 2016.

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

Because of our internal development efforts and the acquisition of complementary businesses in our industry, we have developed a suite of services and products, including an electronic data capture system designed to reduce the administrative burden that physicians face in operating their medical practices. We believe that our electronic data-capture system is a financially attractive solution to our existing and potential clients, among other competing solutions that are currently available in the marketplace. We plan to continue to focus our efforts on two core product lines - revenue management services, which includes outsourced medical billing and related services, and practice management and electronic health records software.

Markets and Competition

We believe that our strategy of bundling technology solutions with our core billing and practice management expertise provides us with a competitive advantage. Our services are designed and marketed to appeal to physicians who do not want to invest the time and capital in purchasing practice management systems and hiring staff to operate those systems, which can be a substantial on-going business expense. We believe that our products and services are well-positioned to maintain and further serve our existing client base, as well as attract new physician clients who desire a practice management and/or electronic health records system, outsourced medical billing, accounts receivable collection, training or other related practice management services.

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

Products and Services

We offer the following products and services under the brand name XPERT(TM):

Xpert Revenue Management Services - We provide a revenue management solution for private practice physicians from the point of service delivery, where revenues are generated, to, ultimately, collecting those revenues from third party payors. Xpert Revenue Management Services are designed to increase the potential cash flow for physician clients, by combining innovative software with our medical billing services. Our staff has medical billing expertise, including billing expertise for specialists in the fields of oncology, cardiology, therapeutic and diagnostic radiology and surgery.

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

Certain of our products and services are provided to customers under service or license agreements that may have a term of one to three years, and may be renewable unless either party terminates the relationship. We bill our physician clients for our Xpert Revenue Management Services a percentage of the physicians' billings that we collect on their behalf. We believe that our billing rates are competitive with market rates, but may be higher or lower depending upon the breadth of services being provided and the complexity of the billing operations. Our other products, which consist primarily of software products, are charged at rates that we believe are competitive with others in our industry.

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

Employees

As of March 1, 2006, we had a total of 151 full-time employees. In order to attract and retain quality employees, we need to offer competitive salaries and benefits; however, we are currently cash constrained. As we continue to grow, we may incur additional costs for personnel, which is dependent upon the level of revenues we may generate and our results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive office is located in Calabasas, California, which has a term that expires in August 2006. We conduct our operations from six offices locations in Oklahoma, California, Virginia, New Jersey, Washington and Idaho. We believe that all of our facilities are leased at market rates, which are pursuant to arms-length transactions with expiration dates that vary through December, 2009, and, in some cases, contain option(s) to extend the term(s) thereof. Although our office facilities vary in terms of age and condition, management believes that our facilities have generally been well maintained, are covered by adequate insurance and are adequate for our current operations. Notwithstanding the foregoing, except for our New Jersey lease which is currently in compliance, the rent on each of the aforementioned leases is currently past due, and the leases are currently in default; however, at this time, there is no pending or threatened litigation as a result thereof.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "PXPT".

The reported high and low bid and high and low ask quotations for our common stock for the periods indicated, as reported by the OTC Bulletin Board, are as follows:

                                     Low Bid    High Bid    Low Ask    High Ask
                                     -------    --------    -------    --------
   Year Ended December 31, 2004
        First Quarter                 $0.56      $0.65       $0.55       $0.95
        Second Quarter                $0.20      $0.67       $0.21       $0.72
        Third Quarter                 $0.12      $0.46       $0.12       $0.51
        Fourth Quarter                $0.08      $0.14       $0.08       $0.15

   Year Ended December 31, 2005
        First Quarter                 $0.07      $0.14       $0.070     $0.140
        Second Quarter                $0.06      $0.10       $0.063     $0.105
        Third Quarter                 $0.07      $0.11       $0.071     $0.120
        Fourth Quarter                $0.02      $0.07       $0.019     $0.078

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of December 31, 2005, there were approximately 142,692,487 shares of our common stock issued and outstanding held by approximately 2,200 shareholders of record.

We have not paid any dividends on our shares of common stock in the past two years and do not anticipate the payment of dividends on our shares of common stock in the foreseeable future.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

During the three month period ended December 31, 2005, we issued 60,000 shares of Common Stock to our directors for their services. In addition, warrants to purchase 65,000 shares of Common Stock were issued to one "accredited investor", as such term is defined in Rule 501 of the Securities Act of 1933, as amended with an exercise price of $.30 per share.

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

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this report, and in the documents incorporated by reference into this report, that is not a statement of an historical fact constitutes a "forward-looking statement". Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate", "intend" and similar words, we intend to identify statements and expressions that may be forward-looking statements. The forward-looking statements contained in this report are based on our current expectations and involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the demand for our products and services will significantly increase, that our President and Chief Executive Officer and Chief Financial Officer will remain employed as such, that our forecasts accurately anticipate market demand, and that there will be no material adverse change in our operations or business or in the lack of governmental regulations affecting us, our clients and/or suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate; and therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, there are a number of risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative terms and selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations.

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

On June 27, 2003, we entered into a stock purchase agreement for the sale of all of the outstanding shares of capital stock of Clover, Inc., one of our wholly-owned subsidiaries, to a former director, in exchange for the repurchase by us of 100,000 shares of our common stock from such director. Clover was an operating subsidiary of one of our predecessor businesses.

On April 28, 2004, we raised $5.8 million from investors pursuant to the sale of shares of our common stock and warrants to purchase shares of common stock in an offering exempt from the registration requirements under the Securities Act of 1933, as amended. This transaction was immediately followed by the filing of a Form SB-2 Registration Statement with the Securities and Exchange Commission (the "SEC") to register such shares of common stock and common stock underlying the warrants in a public offering, which was declared effective on August 13, 2004. Such investors purchased 48,333,347 shares of our common stock at a price of $0.12 per share, and five-year warrants to purchase 48,333,347 shares of common stock, which have an exercise price of $0.12 per share. H.C. Wainwright & Co. Inc., a Wall Street investment banking firm, acted as the placement agent in connection with the foregoing. H.C. Wainwright & Co. Inc., and its designees, received warrants to purchase 9,666,668 shares of our common stock, as an investment banking fee and certain cash consideration for the services provided to us.

On April 29, 2004, we completed the acquisition of Cancer Care Network, Inc., located in Oklahoma City, Oklahoma, which specializes in radiation and medical oncology billing and management for a purchase price of $5,500,000. The purchase price consisted of a lump sum cash payment of $4,100,000, the issuance of $500,000 in shares of common stock, subject to an increased adjustment on the first and second anniversary date of the closing, and the issuance of a promissory note for $900,000, which has been repaid in full.

On September 1, 2004, we disposed of Healthcare Billing Solutions, Inc., by agreeing to mutually rescind the stock purchase agreement entered into previously with the seller. The operating results from Healthcare Billing Solutions, Inc. are presented separately in our financial statements under "Loss on disposal of subsidiary, net".

On January 3, 2005, we acquired Physician Informatics, Inc., doing business as PracticeOne, a provider of practice management and clinical management solutions, including outsourced medical billing and administrative services, as well as proprietary practice and clinical management software. Under the terms of our agreement, we issued to the shareholders of PracticeOne 12,500,000 shares of our common stock, and issued a promissory note (the "Note") payable to its majority shareholder, which was converted into 10,000,000 shares of our common stock on June 30, 2005. Additional purchase price consideration is payable to the shareholders as an earn-out based upon PracticeOne's results of operations subsequent to the closing.

From March 11, 2005 to September 30, 2005, we managed an oncology medical facility in Yakima, Washington, which resulted in losses of $585,705, including write-offs of uncollectible amounts of $227,262. We terminated the management services agreement for such facility effective on November 23, 2005. Revenues from such agreement amounted to approximately $1,740,000 in 2005.

On December 31, 2005, we completed the sale of our medical transcription business to Transcend Services, Inc. Transcend Services will pay us up to $500,000 over three years, on an earn-out basis, and made an initial payment on closing in the amount of $40,000. The amount of future consideration, if any, to be received by us under such earn-out will be based solely on the cash profits received from customers of the medical transcription business in existence on the date of closing.

Subsequent Events

On February 13, 2006, we terminated the management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., due to our inability to manage the practices profitably under the terms of such agreements. Revenues from such agreements amounted to approximately $4,850,000 in 2005.

On April 4, 2006, we decided to revise our filings on Form 10-QSB for each of the three month periods ended March 31, 2005, June 30, 2005 and September 30, 2005 in order to restate the value of our customer lists acquired from Cancer Care Network, Inc. and PracticeOne, and will record additional impairment losses for the three month period ended December 31, 2005 in the amount of $876,262. We will also restate its consolidated financial statements for the above-indicated periods to reduce the carrying value of the Note previously recorded at $4,000,000 to the amount of $1,300,000,

On April 14, 2006, we received short-term financing from investors pursuant to the issuance and sale of one-year 12% Senior Secured Convertible Debentures with a face amount of $250,000, which have a term of one year. We have pledged the capital stock of our subsidiaries and granted a security interest in our assets and the assets of our subsidiaries in favor of such investors, which secures repayment of the debentures. At the Company's option, quarterly interest payments may be paid in ash or shares of its common stock. Each of our subsidiaries has also guaranteed repayment of the debentures. In connection with the foregoing transaction, we issued warrants to purchase 12,000,000 shares of our common stock at an exercise price of $.001 per share, expiring on April 10, 2016. We paid an investment banking fee to Midtown Partners & Co. LLC for its services in connection with arranging the foregoing transaction in the amount of $25,000 and the issuance of warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.025 per share, expiring on April 10, 2016. (unaudited)

Significant Accounting Policies

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

Year 2005 Compared to Year 2004

Consolidated net revenues for the year ended December 31, 2005 were $17,725,144, as compared to consolidated net revenues for the year ended December 31, 2004 of $11,096,512, an increase of $6,628,632, or 59.7%. Revenues increased during 2005 primarily as a result of the acquisition of Physician Informatics, Inc. in January 2005. In addition, revenue increased as the revenue of Cancer Care network, which was acquired on April 29, 2004 is included for the full year 2005. Revenue also increased as a result of our sales and marketing activities, which generated additional business from new clients during 2005.

Revenue and operating expenses result from three distinct revenue classifications medical billing and related services, software products and management services. Medical billing and related services includes medical billing, practice management, medical transcription services, and consulting and other services provided directly to customers for specific and agreed upon fees. Management services include certain contracts under which we manage specified medical facilities, and participate in the profitability of the facility, along with the owners of the facility. During 2005, revenues from medical billing were $7,604,956, revenues from software sales were $3,464,850 and revenues from management services were $6,655,338.

Consolidated operating expenses for the year ended December 31, 2005 were $29,386,692, as compared to consolidated operating expenses for the year ended December 31, 2004 of $15,040,965, an increase of $14,345,727, or 95.3%.
Operating expenses increased, in part, as a result of the recording of eleven months of expenses for Physician Informatics, Inc. and four months of expenses attributable to Cancer Care Network. Expenses also increased as a result of additional costs incurred relating to managed practices and the expansion of corporate support services to our operating units, such as corporate management, human resources, accounting and IT support.

During the year ended December 31, 2005, operating expenses included costs associated with depreciation and amortization consisting primarily of the amortization of client lists of $2,266,488. In addition, during the year, we reviewed the value of our client lists and determined that the value was less than that reported on the balance sheet, and as a result wrote down the value of clients lists by $2,736,546. Further, based on an independent valuation, we have determined that goodwill is impaired in the amount of $1,410,206.

Further, we have historically carried the costs associated with the development of software as an asset. However, even though we continue to use the software applications we have developed in our operations, we have determined that it was not cost effective to try to accurately value that software for financial statement purposes, and, therefore, have made the decision to expense the unamortized balance of software costs during 2004, taking a one time expense of $416,827.

During the year ended December 31, 2005, operating expenses included costs associated with the amortization of software that was capitalized as part of the acquisition of PracticeOne. The software we acquired was valued at $1,200,000 and we amortized $400,000 during 2005.

Also included in 2005 are $287,163 of expenses paid for through the issuance of restricted stock. In accordance with prescribed accounting regulations, services acquired through the issuance of restricted stock are valued based upon the market value of an equivalent quantity of free trading stock at the time the stock is issued. We also increased the reserve for doubtful accounts to $469,656, primarily for accounts related to Management services. Other expenses included in operating expenses are interest expense of $548,937, loan fees primarily relating to terminated loans of $163,040, auditing costs of $208,085, legal and professional fees of $145,016.

We reported a net loss of $12,205,819, or a basic and fully diluted net loss per common share of $0.09, for the year ended December 31, 2005 compared to a net loss of $4,263,138, or a basic net income per common share of $0.05 and a fully diluted net income per common share of $0.05 for the year ended December 31, 2004.

Liquidity and Capital Resources

Our primary source of liquidity is cash from ongoing operations and borrowings from lenders. We have incurred significant losses to date, which we have financed primarily through the sale of equity securities and borrowings.

As of December 31, 2005, we had $193,715 in cash and cash equivalents. Current assets at December 31, 2005 were $2,412,593, compared to current liabilities of $11,436,267, resulting in a working capital deficit of $9,023,674. This compares to a working capital deficit of $1,747,197 as of December 31, 2004. Of the current liabilities at December 31, 2005, $422,781 relates to subscription agreements for stock not yet issued and $399,426 is related party debt, primarily consisting of amounts owed to Messrs. Manahan, Doctor and Hartz.

During the year, we obtained in excess of $287,163 worth of business services and interest in exchange for issuing shares of our common stock. We are continuing to seek additional capital, but there can be no assurance that we will receive the amount of capital needed for us to execute our business plans, pay off any of our outstanding liabilities, including our lease obligations and/or maintain our operations as they currently exist.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business.

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

ITEM 7. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

PracticeXpert, Inc.

We have audited the accompanying consolidated balance sheet of PracticeXpert, Inc. as of December 31, 2005, and the related consolidated statements of operations, consolidated stockholders' deficit, and consolidated cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PracticeXpert, Inc. as of December 31, 2005, and the results of their operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2005, the Company incurred net losses of $12,205,819 and has an accumulated deficit of $24,103,269 as of December 31, 2005. In addition, the Company had negative cash flow from operating activities amounting to $ 1,940,442 during the year ended December 31, 2005. These factors, among others, as discussed in Note 15 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company

Kabani & Company
Certified Public Accountants
Los Angeles, California

April 10, 2006

                               PRACTICEXPERT, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS


CURRENT ASSETS
     Cash & cash equivalents                                               $    193,715
     Inventory                                                                  107,759
     Accounts receivable, net $469,656 allowance for doubtful accounts        1,634,472
     Unbilled receivables                                                       436,247
     Other accounts receivable                                                   40,400
                                                                           ------------
      Total current assets                                                    2,412,593

PROPERTY AND EQUIPMENT, NET                                                     461,524

OTHER ASSETS
     Deposits                                                                    65,825

INTANGIBLES
     Client lists, net                                                        2,674,098
     Software, net                                                              800,000
                                                                           ------------
                                                                              3,474,098
                                                                           ------------
                                                                           $  6,414,040
                                                                           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable & accrued expenses                                   $  5,203,263
     Notes payable - related parties                                            119,146
     Lines of credit                                                          4,090,437
     Deferred Revenue                                                         1,076,770
     Advances                                                                   422,781
     Other current liabilities, including related party debt of $220,280        508,564
     Dividends payable                                                           15,306
                                                                           ------------
             Total current liabilities                                       11,436,267

Note Payable- long term                                                         100,000

COMMITMENTS                                                                          --

STOCKHOLDERS' DEFICIT
     Preferred stock - unclassified, authorized shares 36,000,000, no par value, none issued
     Preferred stock convertible - Series C, 6%, $.001 par value
        2,000,000 shares authorized; 41,170 issued and outstanding                   41
     Common stock, $.001 par value, 200,000,000 shares authorized;
        142,692,487 issued and outstanding                                      142,692
     Treasury Stock, 49,000 shares of common stock                             (285,000)
     Additional paid in capital                                              18,486,779
     Shares to be issued                                                        636,530
     Accumulated deficit                                                    (24,103,269)
                                                                           ------------
             Total stockholders' deficit                                     (5,122,227)
                                                                           ------------
                                                                           $  6,414,040
                                                                           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                 2005            2004
                                                             ------------    ------------
NET REVENUES:
    Medical billings and related services                    $  7,604,956    $  7,343,846
    Management Services                                         6,655,338       3,752,666
    Software products                                           3,464,850              --
                                                             ------------    ------------
          TOTAL NET REVENUE                                  $ 17,725,144    $ 11,096,512
OPERATING EXPENSES
    Legal settlement                                               12,000         250,750
    Impairment of goodwill, client lists                        4,146,751         411,963
    Impairment of intangible assets                                    --         416,827
    Medical billing and related services                       14,206,232      10,312,077
    Management services                                         5,975,597       3,649,348
    Software Products                                           4,822,418              --
    Other expense                                                 223,694              --
                                                             ------------    ------------
TOTAL OPERATING EXPENSES                                       29,386,692      15,040,965

LOSS FROM OPERATIONS                                          (11,661,548)     (3,944,453)

NON-OPERATING INCOME (EXPENSE):
    Gain on settlement of debts                                    39,196          70,988
    Loss on disposal of asset                                          --          (4,706)
    Interest income                                                 1,672             382
    Interest expense                                             (548,937)       (249,419)
                                                             ------------    ------------
          Total non-operating expense                            (508,069)       (182,755)
                                                             ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM              (12,169,617)     (4,127,208)

INCOME TAXES                                                        1,502           5,600
                                                             ------------    ------------
LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM    (12,171,119)     (4,132,808)

DISCONTINUED OPERATIONS:
  Loss from operations to be disposed, net                       (312,159)             --
  Loss on sale of business                                       (322,541)        (66,590)
                                                             ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                                (12,805,819)     (4,199,398)

EXTRAORDINARY ITEM
    Gain on conversion of note                                    600,000              --
                                                             ------------    ------------
NET LOSS                                                      (12,205,819)     (4,199,398)

Dividend requirement for preferred stock                               --         (63,740)
                                                             ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                   $(12,205,819)   $ (4,263,138)
                                                             ============    ============

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                     (cont.)


BASIC WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                                  134,930,115        80,670,149
                                                              ============    ==============

BASIC NET LOSS PER SHARE FROM CONTINUING OPERATIONS           $      (0.09)   $        (0.05)
                                                              ============    ==============

BASIC NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS         $         --    $           --
                                                              ============    ==============

BASIC NET GAIN FROM EXTRAORDIANRY ITEM                        $         --    $           --
                                                              ============    ==============

BASIC NET LOSS PER SHARE FOR DIVIDENDS FOR PREFERRED STOCK    $         --    $           --
                                                              ============    ==============

BASIC NET LOSS PER SHARE                                      $      (0.09)   $        (0.05)
                                                              ============    ==============
DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                                  134,930,115        80,670,149
                                                              ============    ==============

DILUTED NET LOSS PER SHARE FROM CONTINUING OPERATIONS         $      (0.09)   $        (0.05)
                                                              ============    ==============

DILUTED NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS       $         --    $           --
                                                              ============    ==============

DILUTED NET GAIN FROM EXTRAORDIANRY ITEM                      $         --    $           --
                                                              ============    ==============

DILUTED NET LOSS PER SHARE FOR DIVIDENDS FOR PREFERRED STOCK  $      (0.00)   $        (0.00)
                                                              ============    ==============

DILUTED NET LOSS PER SHARE                                    $      (0.09)   $        (0.05)
                                                              ============    ==============


Weighted average number of shares used to compute basic and diluted net loss per share for 2005 and 2004 are the same since the effect of the dilutive securities issued was anti-dilutive.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRACTICEXPERT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                             PREFERRED STOCK                          COMMON STOCK
                                                      ----------------------------    --------------------------------------------
                                                                                                                        ADDITIONAL
                                                        NUMBER OF                       NUMBER OF                        PAID IN
                                                         SHARES          AMOUNT          SHARES          AMOUNT          CAPITAL
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2003                             4,101,519    $  1,949,937      15,387,918    $     15,388    $  5,488,272
Issuance of shares for cash                                     --              --      59,328,662          59,329       6,101,600
Issuance of shares for directors' fees                          --              --         100,000             100          35,900
Issuance of shares for interest                                 --              --          68,093              68          18,139
Issuance of shares for services                                 --              --       2,111,123           2,111         467,771
Issuance of shares for salary                                   --              --          70,000              70          33,480
Issuance of shares for dividend payment                         --              --       1,386,083           1,386         690,341
Issuance of shares for conversion of
   Preferred stock                                      (4,060,349)     (1,949,896)     36,615,740          36,616       1,913,280
Issuance of shares for debt settlement                          --              --          50,000              50          24,450
Issuance of shares for acquisition of
   subsidiaries                                                 --              --       2,197,185           2,197         621,166
Issuance of shares for Series F Preferred Stock
   to be issued                                                 --              --         138,859             139           9,861
Warrants issued                                                 --              --              --              --           7,173
Additional shares issued to correct the transaction             --              --          11,319              11             (11)
Shares to be issued for cash received                           --              --              --              --              --
Net loss for the year ended December 31, 2004                   --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2004                                41,170              41     117,464,982         117,465      15,411,422
Issuance of shares for cash received prior year                 --              --         222,017             222          66,383
Issuance of shares for directors' fees                          --              --         433,111             433          35,547
Issuance of shares for interest                                 --              --         536,926             537          40,420
Issuance of shares for services                                 --              --       1,761,563           1,762         170,881
Issuance of shares for conversion of note                       --              --      10,000,000          10,000         690,000
Issuance of shares for acquisition of
   subsidiaries                                                 --              --      12,473,888          12,474       1,612,526
Redemption of promissory note collateral                        --              --        (200,000)           (200)            200
Warrants issued                                                 --              --              --              --         459,400
Additional shares to be issued-acquisition                      --              --              --              --              --
Shares to be issued for cash received                           --              --              --              --              --
Shares to be issued for services                                --              --              --              --              --
Net loss for the year ended December 31, 2005                   --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2005                                41,170    $         41     142,692,487    $    142,693    $ 18,486,779
                                                      ============    ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRACTICEXPERT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                     (cont.)


                                                        SHARES TO     SUBSCRIPTION      TREASURY      ACCUMULATED        EQUITY
                                                        BE ISSUED      RECEIVABLE         STOCK         DEFICIT         (DEFICIT)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2003                          $     33,804    $    (35,000)   $   (285,000)   $ (7,634,312)   $   (466,911)
Issuance of shares for cash                                (23,804)         35,000              --              --       6,172,125
Issuance of shares for directors' fees                          --              --              --              --          36,000
Issuance of shares for interest                                 --              --              --              --          18,207
Issuance of shares for services                                 --              --              --              --         469,882
Issuance of shares for salary                                   --              --              --              --          33,550
Issuance of shares for dividend payment                         --              --              --              --         691,727
Issuance of shares for conversion of
   Preferred stock                                              --              --              --              --              --
Issuance of shares for debt settlement                          --              --              --              --          24,500
Issuance of shares for acquisition of
   subsidiaries                                                 --              --              --              --         623,363
Issuance of shares for Series F Preferred Stock
   to be issued                                            (10,000)             --              --              --              --
Warrants issued                                                 --              --              --              --           7,173
Additional shares issued to correct the transaction             --              --              --              --              --
Shares to be issued for cash received                       93,122              --              --              --          93,122
Net loss for the year ended December 31, 2004                   --              --              --      (4,263,138)     (4,263,138)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2004                                93,122              --        (285,000)    (11,897,450)      3,439,600
Issuance of shares for cash received prior year            (66,605)             --              --              --              --
Issuance of shares for directors' fees                          --              --              --              --          35,980
Issuance of shares for interest                              9,375              --              --              --          50,332
Issuance of shares for services                             (4,792)             --              --              --         167,851
Issuance of shares for conversion of note                       --              --              --              --         700,000
Issuance of shares for acquisition of
   subsidiaries                                                 --              --              --              --       1,625,000
Redemption of promissory note collateral                        --              --              --              --              --
Warrants issued                                                 --              --              --              --         459,400
Additional shares to be issued-acquisition                 561,160              --              --              --         561,160
Shares to be issued for cash received                       11,269              --              --              --          11,269
Shares to be issued for services                            33,000              --              --              --          33,000
Net loss for the year ended December 31, 2005                   --              --              --     (12,205,819)    (12,205,819)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2005                          $    636,530    $         --    $   (285,000)   $(24,103,269)   $ (5,122,227)
                                                      ============    ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRACTICEXPERT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                  2005            2004
                                                              ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from continuing operations                      $(12,205,819)   $ (4,263,138)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                           2,942,696       1,775,524
         Loss on disposal of asset                                      --           4,705
         Impairment of goodwill/client lists                     4,146,751         411,963
         Impairment of intangible assets                                --         416,827
         Gain on settlement of debts and conversion of note       (639,196)        (70,988)
         Loss on disposal of subsidiaries                               --          66,590
         Shares, options and warrants issued for services
                       and compensation                            487,504         546,605
            Shares issued for interest                              40,957          18,207
            Shares to be issued for services                        33,000              --
            Shares to be issued for interest                         9,375              --

         (Increase) decrease in current assets
               Accounts receivable                                (133,073)       (232,581)
               Accounts receivable-management services                            (872,537)
               Other receivable                                    (40,000)             --
               Prepaid expenses                                     22,045          82,809
               Inventory                                          (107,759)             --
               Other current assets                                102,370         (88,614)
         Increase (decrease) in current liabilities:                                    --
               Accounts payable and accrued expense              2,349,960       1,777,096
               Other current liabilities                            14,221         145,858
               Due to physician                                    144,205              --
               Deferred revenue                                    367,472              --
               Dividends payable                                        --         (21,851)
         Decrease in other assets-deposit                          (45,969)        (12,621)
                                                              ------------    ------------
     Total Adjustments                                           9,694,559       3,946,992
                                                              ------------    ------------
                 Net cash used in operating activities
                         from continuing operations             (2,511,260)       (316,146)
                                                              ------------    ------------
     Net loss from discontinued operations
            Depreciation                                            15,193              --
            Impairment of goodwill                                 233,084              --
            Loss on the sale of client lists                       322,541              --
                                                              ------------    ------------
                 Net cash used in operating activities
                         from discontinued operations              570,818              --
                                                              ------------    ------------
                 Net cash used in operating activities          (1,940,442)       (316,146)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash received in acquisition of subsidiaries               20,023              --
         Cash paid in acquisition of subsidiaries                 (362,187)     (4,250,000)
         Development of software                                        --        (154,964)
         Proceeds from disposal of fixed asset                          --           1,500
         Goodwill reduction for reimbursement of expenses          796,000              --
         Purchase of property & equipment                         (108,539)       (202,677)
                                                              ------------    ------------
                 Net cash (provided by) used in
                          investing activities                     345,297      (4,606,141)
                                                              ------------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRACTICEXPERT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                     (cont.)


                                                                 2005           2004
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on loans from related parties                 (255,501)       (81,684)
         Payments of notes payable                              (242,247)    (1,400,890)
         Proceeds from notes payable                           1,728,730        450,000
         Proceeds from loans from related parties                165,218             --
         Cash received from shares to be issued                   11,269         93,122
         Cash received from issuance of shares                        --      6,172,125
                                                             -----------    -----------
                 Net cash provided by financing activities     1,407,457      5,232,673
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS              (187,688)       310,386

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                       381,403         71,017
                                                             -----------    -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                      $   193,715    $   381,403
                                                             ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
            Interest                                         $   508,568    $   229,231
            Taxes                                            $        --    $        --

Non-cash investing and financing activities:
            Shares issued for conversion of note             $   700,000    $        --
            Shares issued for acquisition of subsidiary      $ 1,625,000    $        --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRACTICEXPERT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

PracticeXpert, Inc., a Nevada corporation (the "Company"), is a healthcare services and technology company, which is in the business of providing "turn-key" administrative services to our clients, as well as developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. The Company was incorporated under the name Engineering Services, Inc., on July 13, 1984. Since then, the Company has undergone a series of corporate name changes by amending its articles of incorporation, and discontinued a number of its businesses.

On April 11, 2003, the Company entered into a stock purchase agreement with Practice Xpert Services Corp., a California corporation. Pursuant to this agreement, the Company purchased 92% of the outstanding shares of capital stock of Practice Xpert Services Corp. The shareholders of Practice Xpert Services Corp. received 7,670,596 shares of common stock of the Company and 1,845,000 shares of Series C Preferred Stock of the Company, constituting 72.75% of the Company's voting securities. As a condition thereto, the Company's existing officers resigned and the Company's board of directors appointed the executive officers of Practice Xpert Services Corp. to serve as our executive management team. On September 30, 2003, the Company purchased the remaining eight percent (8%) of the issued and outstanding shares of capital stock of Practice Xpert Services Corp. by issuing 472,860 shares of common stock of the Company and 111,736 shares of Series C Preferred Stock of the Company to the shareholders of Practice Xpert Services Corp. As a result thereof, the Company owns all of issued and outstanding shares of capital stock of Practice Xpert Services Corp.

On June 27, 2003, the Company entered into a stock purchase agreement for the sale of all of the outstanding shares of capital stock of Clover, Inc., one of its wholly-owned subsidiaries, to a former director, in exchange for the repurchase by the Company of 100,000 shares of common stock of the Company from such director. Clover was an operating subsidiary of one of the predecessor businesses of the Company.

According to the terms of the share exchange agreement, control of the Company passed to the shareholders of PracticeXpert Services Corp. This type of share exchange has been treated as a capital transaction accompanied by a recapitalization of Practice Xpert Services Corp. in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the shareholders of Practice Xpert Services Corp. controlled a majority of the total common shares outstanding immediately following the consummation of the transactions contemplated by the share exchange agreement.

On July 21, 2003, the Company changed its name to PracticeXpert, Inc.

Practice Xpert owns all of the issued and outstanding shares of capital stock of PracticeXpert of California, Inc., a California corporation, and PracticeXpert of Idaho, Inc., an Idaho corporation.

On November 10, 2003, the Company completed the acquisition of National Healthcare Management Services, Inc., a West Virginia Corporation, which subsequently changed its name to PracticeXpert of West Virginia, Inc.

On March 1, 2004, PracticeXpert of Texas, Inc., which was formed by the Company on November 7, 2003, completed its acquisition of the assets and liabilities of Singer MedScript, a Texas sole proprietorship.

On April 28, 2004, the Company completed its acquisition of Cancer Care Network, Inc., an Oklahoma corporation,, which subsequently changed its name to PracticeXpert of Oklahoma, Inc.

On July 31, 2003, the Company entered into an agreement to acquire Healthcare Billing Solutions, Inc., a Montana corporation, which was subsequently rescinded by the parties effective September 1, 2004. The loss from Healthcare Billing Solutions, Inc. for eight-month period ended August 31, 2004 has been included in the loss from discontinued operations along with a loss on disposal in the financial statements for the year ended December 31, 2004.

On January 3, 2005, the Company acquired Physician Informatics, Inc., doing business as PracticeOne, a provider of practice management and clinical management solutions, including outsourced medical billing and administrative services, as well as proprietary practice and clinical management software. This entity changed its name to PraticeXpert Systems, Inc. Under the terms of the Agreement of Purchase and Sale of Stock dated as of December 20, 2004 for such acquisition, the stockholders of PracticeOne were issued 12,500,000 shares of common stock of the Company, and a promissory note payable to its majority stockholder was issued. On June 30, 2005, such promissory note was converted into 10,000,000 shares of Common Stock of the Company, which resulted in a gain of $700,000. Additional purchase price consideration is payable to the selling shareholders as an earn-out based upon the results of operations of this entity for 2005, 2006 and 2007.

From March 11, 2005 to September 30, 2005, PracticeXpert of Idaho, Inc. managed an oncology medical facility in Yakima, Washington, which resulted in losses of $585,705, including write-offs of uncollectible amounts of $227,262. PracticeXpert of Idaho, Inc. terminated the management services agreement for such facility effective on November 23, 2005. Revenues from such agreement amounted to approximately $1,740,000 in 2005.

On December 31, 2005, PracticeXpert of Texas, Inc. completed the sale of its medical transcription business to Transcend Services, Inc. Transcend Services will pay as purchase price consideration up to $500,000 over three years, on an earn-out basis, and made an initial payment on closing in the amount of $40,000. The amount of future consideration, if any, to be received under such earn-out will be based solely on the cash profits received from customers of the medical transcription business in existence on the date of closing.


NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as referred to in Note 1. All significant inter-company accounts and transactions have been eliminated in this consolidation.

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

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Revenue is recognized from various sources. Medical billing and collection revenue is derived from contractual arrangements with medical practices for billing and collection services and are earned based on the amount collected on behalf of the client. Management services revenue includes certain contracts under which the Company has managed manages specified medical facilities, and participated in the profitability of the facility, along with the owners of the facility. Software revenue is derived from the sale of proprietary practice management and clinical management software products; and revenue is recognized when the software is installed and working, training is complete and when conversion of the practice's patient files are complete. Additionally, clients are billed monthly for software maintenance contracts. Consulting and education fees are earned as work is performed on consulting engagements and upon completion of training seminars.

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ADVERTISING

The Company expenses advertising costs as incurred.


STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or
(ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for stock issued to employees" and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company uses the intrinsic value method prescribed by APB No. 25 and has opted for the disclosure provisions of SFAS No. 123.


ISSUANCE OF SHARES FOR SERVICES

The Company accounts for the issuance of equity instruments to acquire services based on the fair value of the services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.


COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

As part of intangible assets, the Company capitalizes certain computer software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are expensed when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

The Company had previously capitalized the cost of computer software through the year 2004. At December 31, 2004, the Company wrote off the balance of the capitalized software costs amounting to $416,827 since the Company determined that this software would no longer generate the projected revenue as a result of the subsequent acquisition of a company with a different software platform. (see note 6) No additional costs have been capitalized in 2005.

PROPERTY & EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred. Expenditures for additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of five to seven years.


LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company reviews and accounts for the impairment of goodwill in accordance with SFAS 142. Goodwill that has an indefinite useful life is not amortized, but instead is tested for impairment by comparing the carrying value of the reporting unit to its estimated fair value. The Company bases its estimates of fair value on projected future cash flows of the reporting unit. If the carrying value of the reporting unit is greater than its estimated fair value, an impairment loss is recognized, which is equal to difference between the implied fair value of the reporting unit goodwill and the carrying amount of the goodwill. The Company completes goodwill impairment tests on an annual basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the Balance Sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

SEGMENT REPORTING

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting, which is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information by geographic unit for the year ended December 31, 2005:

                                CA             ID            TX (2)          OK            WV
                           -----------    -----------     -----------    -----------    ---------
Sales                       $1,050,737     $3,161,675     $       --     $8,726,518     $354,263
Operating income (loss)     (3,126,547)    (1,002,649)      (301,628)      (315,431)     (20,721)
Total Assets                   206,317        199,933        169,966      1,415,462       23,215
Capital Expenditures                --             --             --             --           --
Depreciation and amortization    4,119         42,642          4,663        100,604       15,285


                                 PracticeOne
                                  CA-Sys (1)    Unallocated       Total
                                 -----------    -----------    -----------

Sales                            $4,431,952      $      --     $17,725,144
Operating income (loss)            (405,887)    (7,032,957)    (12,205,819)
Total Assets                        885,049      3,514,099       6,414,040
Capital Expenditures                     --             --              --
Depreciation and amortization       118,817      2,671,759       2,957,889

(1) PracticeXpert Systems, Inc. also includes medical billing revenue from New Jersey in the amount of $507,610.

(2) For the year ended December 31, 2005, PracticeXpert of Texas, Inc. is included under Discontinued Operations on the Income Statement. As such, the depreciation for Texas is included in Discontinued Operations.


Following is a summary of segment information by geographic unit for the year ended December 31, 2004:

                                 CA             ID             TX             OK            WV        Total
                             -----------    -----------   -----------    -----------    ---------  -----------
Sales                       $ 1,159,293    $ 2,356,046   $   637,454    $ 6,563,868    $ 378,117   $11,094,778
Operating income (loss)      (2,662,326)       310,135      (146,878)       723,532     (127,837)   (1,903,374)
Total Assets                    729,263        356,101       102,620      1,523,772       56,125     2,767,881
Capital Expenditures                 --         18,524         3,000         54,558        2,225        78,307
Depreciation and amortization   122,612         53,798            --          1,647       26,088       204,145

                                 Unallocated       Total
                                 -----------    -----------

Sales                               $ 1,734    $ 11,096,512
Operating income (loss)          (2,041,079)     (3,944,453)
Total Assets                             --       2,767,881
Capital Expenditures                     --          78,307
Depreciation and amortization     1,571,379       1,775,524


BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per share". SFAS No. 128 superseded APB No. 15. Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.


STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of SFAS 123 and continues accounts for stock-based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results.

RECENT PRONOUNCEMENTS

In December 2004, the FASB issued FASB No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." FASB Statement No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB No. 123R is effective beginning January 1, 2006. The Company has not yet evaluated the impact of adoption of FASB Statement No. 123R on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to the prior periods' financial statements of changes in accounting principle, unless this retrospective application would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this statement will have on its financial position, cash flows and results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.


In March 2006 FASB issued SFAS 156, "Accounting for Servicing of Financial Assets." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

      3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Balance Sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.


      This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements


NOTE 3 - OTHER ASSETS

Other assets amounting to $65,825 comprised of a $37,600 insurance premium deposit and security deposits of $28,225.

NOTE 4 - ACCOUNTS RECEIVABLE


The Company has a net accounts receivable balance of $1,634,472 as of December 31, 2005. In determining the allowance to be maintained, management considers many factors including industry and historical loss experience. The Company believes that the majority of its accounts receivable are collectible. The Company reserved $469,656 as an allowance for doubtful accounts.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment comprised of following on December 31, 2005:

                  Furniture & Fixtures                $   758,619
                  Office Equipment                        147,115
                  Computer Equipment                      666,293
                  Software                                501,835
                  Leasehold Improvement                    15,789
                  Financing Fees                           80,114
                                                      -----------
                                                        2,169,765
                  Less Accumulated Depreciation        (1,708,241)
                                                      -----------
                                                      $   461,524
                                                      ===========

NOTE 6 - INTANGIBLE ASSETS

Software

During the year ended December 31, 2004, the Company capitalized internal and external costs of $137,980, which was incurred to develop internal-use computer software during the application and development stage. Capitalized software has been amortized over a period of five years using the straight-line method. Amortization began when the software was available for its intended use. The Company evaluates capitalized software cost for recoverability and writes down such costs if the unamortized cost is lower than its net realizable value. At December 31, 2004, the Company wrote off the balance of the capitalized software costs amounting to $416,827, as a result of the subsequent acquisition of a Company with a different software platform.

During the year ended December 31, 2005, the Company acquired software through the purchase of a subsidiary. The carrying value of the software was originally valued at $1,200,000. The amortization expense for the period ended December 31, 2005, was $400,000, resulting in a net carrying value of $800,000.

Client lists

The Company has client lists acquired through purchase of subsidiaries valued at $2,674,098 and $5,252,784 as of December 31, 2005 and 2004, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. At December 31, 2005 and 2004, the Company recorded impairment losses of $2,736,546 and $288,600, respectively, since the Company determined that the undiscounted cash flows estimated to be generated by the client lists were less than the carrying amount. The amortization expenses for the period ended December 31, 2005 and 2004 were $2,266,488 and 1,530,680, respectively.

The estimated aggregated amortization expenses for each of the five succeeding years are as follows:

                           Year           Amortization ($)
                           ----           ----------------

                           2006               733,695
                           2007               733,695
                           2008               676,978
                           2009               403,06? (missing number)
                           2010                88,189
                           Yearly thereafter   38,476


Goodwill

Goodwill in 2005 related to the acquisition of two subsidiaries. In connection with the acquisition of PracticeOne, additional purchase price consideration is payable to the shareholders of PracticeOne as an earn-out which amounts to $561,160 for the year ending December 31, 2005. This amount has been recorded as goodwill, however, based on an independent valuation conducted annually in accordance with Company policy, the Company has determined that the carrying value of the reporting unit goodwill is greater than its estimated fair value and as a result an impairment loss for goodwill was recognized in the amount of $1,410,206, which is equal to the difference between the implied fair value of the reporting unit goodwill and the carrying amount of the goodwill.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                    Accounts payable                $ 3,735,815
                    Accrued expenses                    665,649
                    Accrued payroll                     758,367
                    Payroll tax & benefits payable       43,432
                                                    -----------
                                                    $ 5,203,263
                                                    ===========


NOTE 8 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:

    Notes payable--stockholder bearing interest at 8%, due on
      February 17, 2007, unsecured                                      119,146
                                                                      ---------
    Current portion                                                   $ 119,146
                                                                      =========

During the year ended December 31, 2005, the Company was unable to meet it's obligations under this loan. As such, the full amount of this loan is payable upon demand and is therefore classified as a current liability in the Balance Sheet at December 31, 2005.


NOTE 9 -NOTES PAYABLE

      Line of credit--interest rate LIBOR + 0.625%                  $4,000,000
      Note payable--interest rate 7.0% due in 2008                     100,000
      Line of credit--expires May 31, 2008                             209,603
                                                                    ----------
      Total                                                         $4,309,603
      Less: non-current portion                                        100,000
      Less: unamortized discount                                       119,166
                                                                    ----------
      Current portion                                               $4,090,437
                                                                    ==========

During the year ended December 31, 2005, the Company consummated a $1,000,000 asset-based financing revolving credit facility for a term of three years with a lender. Amounts available under the Loan are limited to approximately eighty percent (80%) of qualified accounts receivable, and subject to further reserves, as determined from time to time by the lender, which will be less than the balance of accounts receivable as reflected on our Consolidated Balance Sheet. The collateral pledged for this line of credit was the accounts receivable and inventory of the Company. As of December 31, 2005, the Company did not meet the loan covenants as required by this loan. This revolving credit facility was canceled in January 2006.

NOTE 10 -ADVANCES

The advances amounting to $422,781 are due on demand, unsecured and interest free.


NOTE 11 -OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

              Advances from stockholders          $220,280
              Credit lines payable                  80,290
              Credit lines payable                  63,789
              Due to Physicians                    144,205
                                                  --------
                                                  $508,564
                                                  ========

The advances from stockholders are due on demand, unsecured and interest free.


NOTE 12 -STOCKHOLDERS' EQUITY

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services. The securities were valued at the average fair market value of the freely trading shares of common stock of the Company, as quoted on over-the-counter market on the date of issuance.

During the year ended December 31, 2005, the Company issued 222,017 shares with a value of $66,605 for cash received in 2004.

During the year ended December 31, 2005, the Company issued shares of its common stock in exchange for various services. The Company issued 1,761,563 shares of common stock for services amounting to $167,851. The Company issued 536,926 shares of common stock for interest amounting to $40,957. The Company issued 433,111 shares of common stock for directors' fees amounting to $35,980.

During the year ended December 31, 2005, the Company issued 10,000,000 shares of its common stock valued at $700,000 for the conversion of a promissory note in conjunction with the acquisition of PracticeOne. Additionally, 12,473,888 shares were issued for the acquisition of PracticeOne valued at $1,625,000.


Shares to be issued

As of December 31, 2004, the Company had shares valued at $93,122 to be issued. During the year ended December 31, 2005, the Company issued 222,017 shares with a value of $66,605 for cash received in 2004. The Company also issued shares in 2005 valued at $4,792 for services that were accounted for as shares to be issued at December 31, 2004.

During 2005, the Company received cash of $11,269 for shares to be issued, and recorded $9,375 of interest expense and $33,000 of services as shares to be issued. Additionally, $561,160 of shares related to an acquisition are to be paid in common stock, resulting in a balance of $636,530 of shares to be issued at December 31, 2005.


Stock options

The Company granted stock options during 2004 and 2005 to purchase a total of 7,350,000 shares of Common Stock to executive officers. The stock options were issued in accordance with the Company's stock option plans. The stock option activity during these periods consists of:

                Outstanding at December 31, 2003              --
                Granted                                6,000,000
                Forfeited                                     --
                Exercised                                     --
                                                      ----------
                Outstanding at December 31, 2004       6,000,000

                Granted                                1,350,000
                Forfeited                                     --
                Exercised                                     --
                                                      ----------
                Outstanding at December 31, 2005       7,350,000
                                                      ==========


The following table summarizes information about the options outstanding at December 31, 2005:

                                  Outstanding Options       Exercisable Options
                                  -------------------       -------------------
                                 Weighted
                                  Average       Weighted               Weighted
                                 Remaining      Average                Average
                                Contractual     Exercise               Exercise
Exercise Price       Number        Life          Price      Number      Price
--------------------------------------------------------------------------------
$ 0.12 - $ 0.30     7,350,000      10 yrs        $ 0.26       --       $  --
================================================================================


During the year ended December, 31, 2005, options to purchase 1,000,000 shares of common stock were issued to executive officers as consideration for their personal guarantee of a facility lease. These options were valued at $57,315 and are included in rent expense.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS No. 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2005 and 2004, as follows:

                                                     Year ended December 31,
                                                      2005             2004
                                                  ------------     ------------

     Net loss - as reported                       $(12,205,819)     (4,199,398)
     Stock-Based employee compensation
       expense included in reported net
       income, net of tax                                   --              --

     Total stock-based employee
       compensation expense determined
       under fair-value-based method for all
       rewards, net of tax (*)                         (85,964)       (287,820)
                                                  ------------     -----------
     Pro forma net income (loss)                  $(12,291,783)    $(4,487,218)
                                                  ============     ===========
     (Loss) per share:

     Basic and diluted, as reported               $      (0.09)    $     (0.05)
     Basic and diluted, pro forma                 $      (0.09)    $     (0.06)

(*) The Black-Scholes option pricing model used the following assumptions:

                                                              2005
                                                            --------
  Risk-free interest rate                                     4.64%
  Expected life of the options                              10 years
  Expected volatility                                          100%
  Expected dividend yield                                        0


For stock options granted during the year ended December 31, 2005, the weighted-average fair value of such options was $0.0816 for the shares issued in 2005 under the 2004 stock option plan, and $0.042 for 2003 plan.

Stock-based compensation recognized during the years ended December 31, 2005 and 2004 were $0 and $0, respectively.


Common Stock Purchase Warrants

During the year ending December 31, 2005, the Company issued warrants to purchase 6,900,000 shares of its common stock at an exercise price of $0.30 per share. The value of the warrants resulted in an $175,728 increase to Additional Paid in Capital and a corresponding offset to Unamortized Discount, which will be amortized to Interest Expense over the life of the loan. During 2005 $56,563 was amortized to interest expense and the Unamortized Discount at December 31, 2005 is $119,165.

The Company also issued warrants to purchase 2,909,615 shares of its common stock during the year ended December 31, 2005, at an exercise price ranging from $0.10 to $0.14 per share in conjunction with compensation due to two consultants and warrants to purchase 95,000 shares of its common stock at an exercise price of $0.30 per share as part of the consideration of various promissory notes provided investors. These warrants were valued at $179,507 and $46,849 have been recorded as consulting and interest expense, respectively, as of December 31, 2005.

During the year ended December 31, 2005, the Company issued warrants to purchase 1,285,090 shares of its common stock in conjunction with the issuance of 1,285,090 restricted shares of its common stock at an exercise price of $0.30 per share. The value of these warrants was included in the purchase price of the underlying common stock which was recorded as shares to be issued at December 31, 2004 and issued in 2005.

These warrants were valued by using the Black-Scholes Option Pricing Model to estimate their value as call options base on the concept of a riskless hedge. The model assumed a risk free interest rate of 4.64%, an expected stock volatility of 100%, and an expected life of 10 years. The value of the warrants were expensed as services and consulting fees.

Following is a summary of the warrant activity:


                Outstanding at December 31, 2004      52,842,355
                                                      ----------
                Granted                               11,189,705
                Forfeited                                     --
                Exercised                                     --
                                                      ----------
                Outstanding at December 31, 2005      64,032,060
                                                      ==========


The following table summarizes information about the warrants outstanding at December 31, 2005:

                                                         Weighted-     Weighted-
                                          Weighted-      Average       Average
                                           Average       Exercise      Exercise
Range of                                  Remaining      Price of      Price of
Exercise       Warrants      Warrants    Contractual     Warrants      Warrants
Price        Outstanding   Exercisable       Life      Outstanding   Exercisable
--------------------------------------------------------------------------------
$ 0.26-0.30   64,032,060    64,032,060    4.29 years     $  0.29       $  0.29
================================================================================

NOTE 13   - RESTRICTED CASH

For the period ended December 31, 2005, $144,205 of cash held in a separate bank account on behalf of the Company's physician clients. This amount represents cash collected by the Company on behalf of the physicians and is reflected as a trust account in the balance sheet as Due to Physicians.


NOTE 14  - DEFERRED REVENUE

For the year ended December 31, 2005, the Company has a balance of $1,076,770 of deferred revenue in relation to a subsidiary purchased during 2005. The Company defers revenue until (i) persuasive evidence of an arrangement exists, (ii) delivery of the product or service has occurred, (iii) the sales price is fixed or determinable and (iv) collectibility is reasonably assured. When there is vendor specific evidence that the above criteria is met, the Company recognizes the revenue for delivered elements.


NOTE 15 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $24,103,269 as of December 31, 2005. The Company's current net loss amounted to $12,205,819 on December 31, 2005. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continued operation of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 16 - LEGAL SETTLEMENTS AND AWARDS

On August 25, 2005, the Company filed a suit against a former employee in the State of Idaho claiming that the employee improperly solicited certain clients and employees during their employment with the registrant and took trade secrets and other confidential information relating to internal procedures prior to resigning their position. The former employee has established a new medical billing business and is currently serving two former clients of registrant. Registrant is seeking monetary damages equal to the profits it would have realized from the two lost clients. On March 20, 2006, the court ordered the case to be dismissed with prejudice.

A P of Oklahoma City Limited Partnership filed a lawsuit against the Company, Case No. CJ-2006-314, in the District Court of Oklahoma County, Oklahoma. This is a claim for breach of contract in connection with an outstanding payment in the approximate amount $20,055.77, plus interest in the amount of $508.21, and plus attorneys fees, costs and expenses in the amount of $1,312.12. The parties have agreed to a plan for the payment of the foregoing amounts in full on or before April 28, 2006. The parties have agreed that so long as no default occurs with respect to the payment arrangement the case will be dismissed with prejudice as to all parties.

John Bellamy filed a lawsuit against the Company, Case No. SVI082735, in the Superior Court of California, Small Claims Division, County of San Bernardino. This is a claim for breach of contract in connection with an outstanding payment in the approximate amount of $5,165.80, including fees and costs. A judgment for John Bellamy was entered against PracticeXpert, Inc. on January 6, 2006. The parties have agreed to a plan for the payment of the foregoing amounts. The parties have agreed that so long as no default occurs with respect to the payment arrangement the judgment lien will be terminated.

NOTE 17 - DISCONTINUED OPERATIONS

On January 10, 2005, PracticeXpert, Inc. completed its acquisition of Transcriptions Plus, Inc. a medical transcription company located in Palm Springs, California. The purchase price consisted of a cash payment of $300,000 at the closing and the issuance of a promissory note for $100,000 which bears interest of seven percent (7%) per annum and payable in 3 years. The note will be payable in equal quarterly installments with the first payment due 90 days from the closing date. During 2005, the business of Transcriptions Plus, Inc. was transferred to PracticeXpert of Texas, Inc.

On December 31, 2005, PracticeXpert of Texas, Inc., completed the sale of its medical transcription business to Transcend Services, Inc. Transcend Services will pay as purchase price consideration up to $500,000 over three years, on an earn-out basis, and made an initial payment on closing in the amount of $40,000. The amount of future consideration, if any, to be received under such earn-out will be based solely on the cash profits received from customers of the medical transcription business in existence on the date of closing.

The loss from operations of PracticeXpert of Texas, Inc. for year ended December 31, 2005 totaling $312,158 is included in the loss from discontinued operations along with a loss on disposal amounting to $322,541 for the year ended December 31, 2005.


NOTE 18 - RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.


NOTE 19- ACQUISITION

On January 3, 2005, the Company completed its acquisition of Physician Informatics, Inc. The acquisition was consummated by the Company and Practice Xpert Services Corp., a wholly-owned subsidiary of the Company, which entered into the Agreement of Purchase and Sale of Stock (the "Purchase Agreement") dated as of December 20, 2004, with PracticeOne and PI (Cayman) Limited, to acquire the capital stock of PracticeOne, for a purchase price of 12,500,000 shares of common stock, par value $.001 per share (the "Common Stock"), which has been allocated among the stockholders of PracticeOne in accordance with their respective ownership interests.

A summary of the PracticeOne assets acquired, liabilities assumed and consideration for is as follows:


                                                          Allocated
Assets purchased:                                            Amount

      Current assets                                    $   297,605
      Fixed assets                                          213,529
      Other assets                                           48,641
      Current liabilities                                (3,596,133)
      LT liabilities                                     (1,300,000)
      Client lists                                        2,500,000
      Goodwill                                            2,293,545
      Software                                            1,200,000
                                                          ---------
                                                        $ 1,657,187
                                                          =========

Consideration paid:                                          Amount

Common stock - 12,500,000 shares                          1,625,000
Acquisition costs                                            32,187
                                                          ---------
                                                        $ 1,657,187
                                                          =========

As additional consideration, the Company agreed to issue Company's Common Stock to the stockholders of PI (Cayman) Limited equal in dollar value to two times the projected annual cash flow from operations for each of the three consecutive calendar years starting 2005. The additional purchase price consideration is payable to the shareholders of PracticeOne as an earn-out which amounts to $561,160 for the year ending December 31, 2005.

Pursuant to acquisition agreement, the stockholders of PI (Cayman) Limited provided funds in cash to cover Physician Informatics, Inc.'s operating deficit for the six months period following the closing date. The Company received $796,000 from the stockholders of PI (Cayman) Limited which offset the related goodwill.


NOTE   20 -   COMMITMENTS

Leases

The Company has various office lease agreements. Future commitments under operating leases are as follows for the twelve months ending December 31:

                             Year                       Amount ($)
                             ----                       ----------

                             2006                         653,149
                             2007                         629,925
                             2008                         550,099
                             2009                         424,602
                             2010                          12,305
                                                       ----------
                       Total minimum lease payment     $2,270,079
                                                       ==========

The aggregate rent expense was $867,636 and $680,440 for the years ended December 31, 2005 and 2004, respectively. The Company currently is in technical default on substantially all office leases except its New Jersey lease.

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


NOTE   20 -   COMMITMENTS

Leases

The Company has office lease agreements for 7 and 8 years commenced on October 1, 1999 and various subsequent dates. Future commitments under operating leases are as follows for the twelve month ending December 31:

                             2006                         653,149
                             2007                         629,925
                             2008                         550,099
                             2009                         424,602
                             2010                          12,305
                                                       ----------
                       Total minimum lease payment     $2,270,079
                                                       ==========

The rent expense was $867,636 and $680,440 for the years ended December 31, 2005 and 2004, respectively. The Company currently is in technical default on substantially all leases.

Related party transactions

The Company has entered into Employment and Compensation Agreements with Michael Manahan, Chief Executive Officer, Jonathan Doctor, President, Zima Hartz, Executive Vice President and Secretary and Anthony Biele, Interim Chief Financial Officer.

The Employment and Compensation Agreements for Messrs. Manahan, Doctor and Hartz have a term of three years, which expire on December 31, 2006, and provide for base salary compensation payable to the executive officers, which is calculated based on the following formula:

                          REVENUES             ANNUAL BASE SALARY

                      $  3.8 million                $  52,000
                         5.0 million                   62,737
                        10.0 million                  114,105
                        15.0 million                  154,105
                        20.0 million                  182,737
                       S25.0 million                  200,000

        For each $5.0 million incremental increase in revenues in excess of $25.0 million, an additional $15,000 in annual base salary

The Employment Agreements for Messrs. Manahan, Doctor and Hartz also provide for
(i) bonus compensation in an amount equal to five percent (5%) of the Company's net income before taxes, which is payable in cash or shares of Common Stock at the Board's discretion, (ii) the issuance of options to purchase 500,000 shares of Common Stock at an exercise price of $0.12 per share, which vest immediately, and (iii) the issuance of options to purchase 1,500,000 shares of Common Stock at an exercise price of $0.30 per share, which vest ratably in equal increments over three years from the date of issuance.

The Employment and Compensation Agreements for Messrs. Manahan, Doctor and Hartz provide that such agreements may be terminated by the executives in their executive's discretion, if there is more than a fifty percent (50%) change in ownership or a substantive change in control or management of the Company. Upon such an occurrence, Messrs. Manahan, Doctor and Hartz will each be entitled to a lump sum payment of $1,000,000.

The Employment and Compensation Agreement for Anthony Biele has a term of four years, which expires on December 31, 2010, and provides for annual base salary compensation in the amount of $150,000. Such agreement also provides for (i) bonus compensation and (ii) the issuance of options to purchase 350,000 shares of Common Stock at an exercise price of $0.30 per share, which vest ratably in equal increments over four years from the date of issuance. In the event that Mr. Biele is terminated with cause as defined therein, Mr. Biele is entitled to 50% of his unpaid salary for the remaining term.

The Company is authorized to purchase on behalf of Messrs. Manahan, Doctor and Hartz up to $5,000 in shares of Common Stock in the open market each calendar month. The Company may also loan each such person up to $500,000 for him to purchase shares of Common Stock. The Company has not made any such purchases or loans.

The total compensation of $572,800 was recorded in the year ended December 31, 2005 based on the agreements.

On March 14, 2006 Corazon Manahan, wife of Michael Manahan, Chief Executive Officer, agreed to loan the Company $60,000 and a Promissory Note was issued with interest at 15% per annum for three months from the issuance date and 18% per annum thereafter until the principal is repaid on the October 1, 2006 maturity date. The noteholder will be entitled to up to 375,000 shares of of common stock of the Company.

On January 3, 2005, the Company consummated the transactions contemplated by that certain Agreement of Purchase and Sale of Stock dated as of December 20, 2004 with PI (Cayman) Limited for the purchase of Physician Informatics, Inc. This agreement provides for (i) an earn-out payable in shares of Common Stock equal in dollar value to two times the annual cash flow from operations of Physician Informatics, Inc. for 2005, 2006 and 2007 and (ii) a fee equal to 8% per annum on the outstanding principal balance of our $4,000,000 loan with Citibank, N.A., which is payable quarterly in shares of Common Stock. The Company has reserved for issuance shares of Common Stock to PI (Cayman) Limited, which are issuable in respect of the such earn-out for 2005. The Company has also granted a first right of refusal in favor of PI (Cayman) Limited to participate, in part or whole, on all of our future debt or equity financings in excess $250,000.


NOTE 21 - INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating losses. Through December 31, 2005, the Company incurred net operating losses for tax purposes of approximately $(12,574,000). The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's capital stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give raise to deferred tax assets and liabilities at December 31, 2005 consisted mainly of a net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2005 was approximately $4,275,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                   December 31,    December 31,
                                                       2005           2004
                                                   ------------    ------------

Tax expense (credit) at statutory rate-federal          (34)%          (34)%
State tax expense net of federal tax                     (6)            (6)
Permanent differences                                     1              1
Changes in valuation allowance                           39             39
                                                     ------         ------
Tax expense at actual rate                               --             --
                                                     ======         ======

NOTE 22 - SUBSEQUENT EVENT

(Unaudited)

On February 13, 2006, PracticeXpert of Oklahoma, Inc. and Algis Sidrys, M.D. ("Sidrys"), mutually agreed to terminate the Management and Billing Services Agreement, entered into between the parties on May 1, 2003. Also on February 13, 2006, PracticeXpert of Oklahoma, Inc. and Paul Jacquin, M.D. ("Jacquin"), mutually agreed to terminate their Management and Billing Services Agreement. The termination of the respective agreements was effective January 16, 2006. PracticeXpert of Oklahoma, Inc. shall continue to receive all accounts receivable collected amounts for Sidrys and Jacquin for all medical services rendered prior to January 16, 2006 through March 3, 2006 and March 17, 2006, respectively. For all sums collected after March 3, 2006 and March 17,2006 for Jacquin and Sidrys, PracticeXpert of Oklahoma, Inc. shall be entitled to a fee for continuing billing services for these practices.

On June 16, 2005, the Company consummated an asset-based financing revolving credit facility with Meridian Commercial Healthcare Finance, LLC. The Company received a notice of termination of the asset-based financing revolving credit facility on January 13, 2006. Since the date of the notice, Meridian has received payment in full settlement of the debt owed, including penalties and interest.

On April 14, 2006, the Company received short-term from investors pursuant to the issuance and sale of 12% Senior Secured Convertible Debentures which expire on April 10, 2006 with a face amount of $250,000. The Debentures have a term of one (1) year and expire on April 10, 2006, unless earlier terminated by the parties. At the Company's option, quarterly interest payments may be paid in cash or shares of its common stock. The Company has pledged the capital stock of its subsidiaries and granted a security interest in the assets of the Company and its subsidiaries. In addition, the Company issued warrants to purchase 12,000,000 shares of its Common Stock at an exercise price of $.001 per share, expiring on April 10, 2016. The Company has paid an investment banking fee in connection with the foregoing transaction in the amount of $25,000 and the issuance of warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $.025 per share, expiring on April 10, 2016.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness, as of December 31, 2005, of our "disclosure controls and procedures", as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2005, were effective to provide a reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our "internal control over financial reporting", as such term is defined in Rule 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

                                    PART III

         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of each of our directors and executive officers are as follows:



         Name                  Age       Position
         ----                  ---       --------
         Michael Manahan       50        Chief Executive Officer and Director
         Jonathan Doctor       43        President and Director
         Anthony Biele         61        Chief Financial Officer
         Zima Hartz            44        Executive Vice President, Secretary
                                         and Director
         Monica Dedovich       70        Director
         Joseph Simone         69        Director
         Charles Smith         49        Director


MICHAEL MANAHAN serves as our Chief Executive Officer and a Director. Mr. Manahan is also president of Magnum Financial Group, LLC, a non-active company he co-founded in April 1998, which provided financial advisory and consulting services to emerging growth companies. Prior thereto, Mr. Manahan held a variety of financial and operational positions in a diversified group of companies. Mr. Manahan is a graduate of the British Columbia Institute of Technology and holds an M.B.A. from Pepperdine University.

In February 2002, the SEC filed a civil action for violations of federal securities laws against a public company and certain of its shareholders and officers, and against Magnum and Mr. Manahan, which provided investor relations services to that company. Magnum and Mr. Manahan consented to entry of a permanent injunction enjoining them from future violations of the antifraud provisions of the federal securities laws. Mr. Manahan established a policy to independently verifying all information provided by client companies for distribution and publication.

JONATHAN DOCTOR serves as our President and a Director. From December 2000 to July 2001, Mr. Doctor was a director at Parkstone Medical Information Systems. From August 1999 to November 2001, Mr. Doctor was president of Care Delivery Solutions Corporation. From July 1997 to May 2000, Mr. Doctor served as vice-president, systems development of Salick Health Care Inc. Mr. holds a B.A. from the University of Pennsylvania, an M.Ph. from Yale University School of Medicine and an M.B.A. from the USC Graduate School of Business.

ANTHONY BIELE serves as our Interim Chief Financial Officer. Mr. Biele also serves as our vice president, revenue management group. Mr. Biele joined us in connection with the acquisition of PracticeOne in January 2005, where he served as chief financial officer. From 1993 to 2002, Mr. Biele was a co-founder and chief financial officer of MedPro Healthcare Management Services, a company acquired by PracticeOne. From 1987 to 1993, Mr. Biele was chief financial officer of Crum & Forster Insurance Group, a Xerox company, and Vice President-M&A of Xerox Financial Services. Mr. Biele was formerly a partner at PricewaterhouseCoopers LLP, where he was designated as an insurance and healthcare specialist

ZIMA HARTZ serves as our Executive Vice-President, Secretary and a Director. Prior to co-founding Practice Xpert Services Corp. in August 2001, Mr. Hartz held key management positions and was responsible for development and operations of large software products in the healthcare field, serving as a director for Parkstone, Inc. from December 2000 to July 2001. Mr. Hartz served as executive vice president of Care Delivery Solutions Corporation from August 1999 to November 2001. Mr. Hartz served as senior director of software product development for Salick Healthcare's technology unit from January 1998 to July 2000. Ms. Hartz holds an M.B.A. from Pepperdine University and a B.S. in Math and Computer Science from UCLA.

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

JOSEPH SIMONE serves as a Director. Dr. Simone is the clinical director emeritus of the Huntsman Cancer Institute and the professor emeritus of pediatrics and medicine at the University of Utah School of Medicine. From July 1996 to August 2001, Dr. Simone served as the senior clinical director at Huntsman Cancer Institute. From 1992 to 1996, Dr. Simone served as physician-in-chief of the Memorial Sloan-Kettering Cancer Center in New York, New York. Before joining Memorial Sloan-Kettering, Dr. Simone served as a physician at St. Jude Children's Research Hospital in Memphis, Tennessee, where he joined the staff in 1967. Dr. Simone served as chief executive officer of St. Jude Children's Research Hospital from 1983 to 1992. Dr. Simone served for six years as a member of the Board of Scientific Advisors of the National Cancer Institute and is chairman of the National Cancer Policy Board of the Institute of Medicine.

CHARLES SMITH serves as a Director. Mr. Smith was formerly senior vice president of mergers and acquisitions and a director at Election, Inc., a global election software and services company. Previously, Mr. Smith held senior managerial, business development and finance positions at Procter & Gamble and PepsiCo International.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of the registrant's shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.

With reference to transactions during 2005, to the registrant's knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed except that Mr. Biele did not file his Form 4 reporting the issuance of options to purchase 350,000 shares of Common Stock upon his appointment as our Interim Chief Financial Officer.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Nominating Committee and a Compensation Committee. From time to time, our Board of Directors may establish other committees.

Audit Committee

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

The Audit Committee is composed of Jonathan Doctor, Joseph Simone and Michael Manahan. Dr. Simone is the only committee member independent of management and free from any relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment as a committee member. The Board has determined that Dr. Simone is "independent" within the meaning of the listing standards of the American Stock Exchange. The Audit Committee did not meet in 2004. The Audit Committee has not adopted a charter. The functions that would normally be performed by the Audit Committee were performed by the Board.

Nominating Committee

The Nominating Committee's function is to propose nominees to the Board of Directors. The members of the Nominating Committee are Jonathan Doctor, Zima Hartz and Michael Manahan. The Nominating Committee did not meet in 2004. The Nominating Committee has not adopted a charter and, thus, has not adopted a policy regarding the consideration of director candidates by stockholders. In the Board's view, it is premature to adopt such a policy prior to the adoption of a committee charter. The members of the Nominating Committee consist of management, and, thus, are not independent. The functions that would normally be performed by the Nominating Committee were performed by the Board.

Compensation Committee

The Compensation Committee has the responsibility of (i) establishing the salary rates of our officers and employees and our subsidiaries, (ii) approving the issuance of stock options and other securities to management and its affiliates, and (iii) examining periodically our compensation structure and compensation plans. Any options or other securities to be issued to members of the Compensation Committee or their respective affiliates must be approved by a majority of the members of the Board of Directors who do not have an interest in such transaction.

The Compensation Committee is composed of Zima Hartz, Monica Dedovich and Joseph Simone. The Compensation Committee did not meet in 2004. The functions that would normally be performed by the Compensation Committee were performed by the Board.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and non-cash compensation paid or accrued by us to our "named" executive officers. No compensation in excess of $100,000 per year was sawarded to, earned by, or paid to any of our executive officers during 2003.

                           SUMMARY COMPENSATION TABLE

                                                  -----------------------------------------------
                                                                Annual Compensation
-------------------------------------------------------------------------------------------------
Name and                                                                            Other Annual
Principal Position                      Year         Salary           Bonus         Compensation
-------------------------------------------------------------------------------------------------
Michael Manahan, Chief Executive        2005         $148,439 (1)       -              $8,000 (2)
Officer

Jonathan Doctor, President              2005         $153,922 (1)       -             $14,300 (2)

Anthony Biele, Chief Financial Officer  2005         $120,000        $30,000           $2,500 (3)

Zima Hartz, Executive Vice President    2005         $148,439 (1)       -             $14,300 (2)
            and Secretary

Jonathan Doctor, President and          2004         $114,003 (4)       -              $4,800 (5)
Chief Executive Officer

Michael Manahan, Chief Financial        2004         $114,003 (4)       -              $4,800 (5)
Officer

Zima Hartz, Executive Vice President    2004         $114,003 (4)       -              $4,800 (5)
And Secretary
------------------------------------------------------------------------------------------------------
Jonathan Doctor, President and
Chief Executive Officer                 2003          $30,500           -              $9,739 (6)

-------------

(1) Michael Manahan, Jonathan Doctor and Zima Harts have voluntarily deferred compensation in the amounts of $17,571 each during 2005.

(2) Includes 80,000 shares of common stock issued for services as members of the Board of Directors and reimbursement for automobile allowances.

(3) Includes reimbursement for an automobile allowance.

(4) Included $20,000 in salaries accrued but not paid. All three executive officers agreed to defer a portion of their salaries to assist Company in meeting other financial obligations.

(5) Includes 10,000 shares of common stock issued for services as members of the Board of Directors and $3,600 for automobile allowance.

(6) On July 31, 2003, 8,619 shares were issued for services as a member of the Board of Directors.

                                                       -------------------------
                                                         Long Term Compensation
                                                       -------------------------
                                                                Awards
                                                       -------------------------
                                                         Securities Underlying
Name and Principal Position      Year                          Options
--------------------------------------------------------------------------------
Michael Manahan, Chief           2005                          500,000
Executive officer

Jonathan Doctor, President       2005                          500,000

Anthony Biele, Chief             2005                          350,000
Financial Officer

Jonathan Doctor, President
And Chief Executive Officer      2004                        1,000,000

Michael Manahan, Chief           2004                        1,000,000
Financial Officer

Zima Hartz, Executive Vice       2004                        1,000,000
President and Secretary

Jonathan Doctor, President       2003                            -
and Chief Executive Officer

                                  [PRINTER - ADD ABOVE COLUMN TO PREVIOUS TABLE]

Option Grants in Last Fiscal Year

Shown below is information on grants to the named executives of options to purchase shares of our Common Stock during 2005 pursuant to the PracticeXpert, Inc. 2004 Equity Incentive Plan.

                                                 ---------------------------------------------
                                                    Option/SAR Grants in Last Fiscal Year
                                                             (Individual Grants)
-------------------------------------------------------------------------------------------------------------------
                                  Number of
                                  Securities         Percent of Total
                                  Underlying      Options/SARs Granted to   Exercise of Base
Name                            Options/SARs      Employees In Fiscal Year     Price ($/Sh)       Expiration Date
-------------------------------------------------------------------------------------------------------------------
Michael Manahan, Chief
Executive Officer                     500,000                 37%                 $0.30             June 30, 2017

Jonathan Doctor, President            500,000                 37%                 $0.30             June 30, 2017

Anthony Biele, Interim Chief          350,000                 26%                 $0.30         November 16, 2018
Financial Officer
-------------------------------------------------------------------------------------------------------------------

In General

All decisions regarding compensation for executive officers and executive compensation programs are reviewed, discussed, and approved by the Board of Directors. All compensation decisions are determined following a detailed review and assessment of external competitive data, the individual's contributions to our success, any significant changes in an executive officer's role or responsibilities, and equity of pay relationships among the executive officers.

Employment Agreements

We have Employment and Compensation Agreements with Michael Manahan, our Chief Executive Officer, Jonathan Doctor, our President, Zima Hartz, our Executive Vice President and Secretary and Anthony Biele, our Interim Chief Financial Officer.

The Employment and Compensation Agreements for Messrs. Manahan, Doctor and Hartz have a term of three years, which expire on December 31, 2006, and provide for base salary compensation payable to the executive officers, which is calculated based on the following formula:

                                REVENUES                 ANNUAL BASE SALARY

                           $  3.8 million                    $  52,000
                              5.0 million                       62,737
                             10.0 million                      114,105
                             15.0 million                      154,105
                             20.0 million                      182,737
                             S25.0 million                     200,000

        For each $5.0 million incremental increase in revenues in excess of $25.0 million, an additional $15,000 in annual base salary

The Employment Agreements for Messrs. Manahan, Doctor and Hartz also provide for
(i) bonus compensation in an amount equal to five percent (5%) of our net income before taxes, which is payable in cash or shares of Common Stock at the Board's discretion, (ii) the issuance of options to purchase 500,000 shares of Common Stock at an exercise price of $0.12 per share, which vest immediately, and (iii) the issuance of options to purchase 1,500,000 shares of Common Stock at an exercise price of $0.30 per share, which vest ratably in equal increments over three years from the date of issuance.

The Employment and Compensation Agreements for Messrs. Manahan, Doctor and Hartz provide that such agreements may be terminated by the executive, at the executive's discretion, if there is more than a fifty percent (50%) change in our ownership or a substantive change in control or management. Upon such an occurrence, Messrs. Manahan, Doctor and Hartz will each be entitled to a lump sum payment of $1,000,000.

The Employment and Compensation Agreement for Anthony Biele has a term of four years, which expires on December 31, 2010, and provides for annual base salary compensation in the amount of $150,000. Such agreement also provides for (i) bonus compensation and (ii) the issuance of options to purchase 350,000 shares of Common Stock at an exercise price of $0.30 per share, which vest ratably in equal increments over four years from the date of issuance. In the event that Mr. Biele is terminated with cause as defined therein. Mr. Biele is entitled to 50% of his unpaid salary for the remaining term.

We are authorized to purchase on behalf of Messrs. Manahan, Doctor and Hartz up to $5,000 in shares of Common Stock in the open market each calendar month. We may also loan each such person up to $500,000 for him to purchase shares of Common Stock. As of the date hereof, we have not made any such purchases or loans.

The aforementioned executive officers are eligible to participate in the standard employee benefit programs made available to all employees generally, including without limitation medical insurance, dental insurance and participation in the PracticeXpert, Inc. 401(k) plan.

Key Man Insurance

We hold "Key Man" life insurance on one of our executive officers, Zima Hartz, in the amount of $500,000. We have no "Key Man" life insurance on any of its other officers or directors.

Stock Option Plan

We have adopted the PracticeXpert, Inc. 2004 Equity Incentive Plan (the "Plan") to provide an incentive to our employees, officers, directors and consultants to achieve our financial goals and enhance shareholder value. An aggregate of 16,465,496 shares of our common stock are authorized for issuance under the Plan. The purpose of the Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers and directors and to promote the success of our business. In furtherance of this purpose, the Plan authorizes (i) the granting of incentive and non-statutory stock options to purchase shares of common stock to our employees, officers and directors, and
(ii) the granting of rights to purchase shares of common stock on a "restricted stock" basis (the "Awards") to our employees, officers and directors. Incentive stock options may only be granted to our full-time employees. Non-statutory stock options and Awards may be granted to our directors and any person employed by us. The Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has complete discretion to determine which eligible individuals are to receive option or Award grants, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory option, the vesting schedule to be in effect for the option or Award grant and the maximum term for which any granted option or Award is to remain outstanding.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our Common Stock owned beneficially by (i) each person known to us to own beneficially more than five percent of our outstanding Common Stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group, in each case based upon the beneficial ownership of such persons of Common Stock as reported to us as of March 27, 2006, including shares as to which a right to acquire ownership exists (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. In general, "beneficial ownership" includes those shares that a person has the power to vote or transfer, and options to acquire Common Stock that are exercisable currently or within 60 days.


                                                  Number of          Percent of
Beneficial Owner                                   Shares               Class
---------------------------------------------  -------------        ------------

Anthony Biele (1)                                    226,721               *
Jonathan Doctor (1)                                9,981,838(2)         7.0%
Zima Hartz (1)                                     9,475,182(3)         6.6%
Monica Dedovich (1)                                9,718,412            6.8%
Michael Manahan (1)                                6,887,729(4)         4.8%
Joseph Simone (1)                                    179,328               *
Charles Smith (1)                                    533,111               *
Barron Partners LP                                36,237,668(5)        25.7%
Renn Capital Group, Inc.                          33,333,334(6)        23.6%
PI (Cayman) Limited                               26,661,926(7)        18.7%
All directors and executives
as a group (7 persons)                            36,715,600(8)        25.7%

 *   Less than one percent.

(1) The address of the reporting person is c/o PracticeXpert, Inc., 23975 Park Sorrento Drive, No. 110, Calabasas, California 91302.

(2) The amount includes 1,500,000 shares of our Common Stock underlying stock options.

(3) The amount includes 1,000,000 shares of our Common Stock underlying stock options.

(4) The amount includes 1,500,000 shares of our Common Stock underlying stock options.

(5) The amount includes 18,333,334 shares of our Common Stock underlying warrants. The general partner of Barron Partners LP is Barron Capital Advisors LLC, a Delaware limited liability company. Andrew B. Worden is the managing member of such general partner. Its address is: Barron Capital Advisors, LLC, 730 Fifth Avenue, 9th Floor, New York, New York 10019.

(6) The amount includes 16,666,667 shares of our Common Stock underlying warrants. RENN Capital Group, Inc. is the investment adviser to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC, and has shared voting and dispository power with respect to the shares. RENN Capital Group, Inc. is registered as an investment adviser under the Investment Adviser Act of 1940. Its address is: Renn Capital Group, Inc., 8080 North Central Expressway, Suite 210, LB-59, Dallas, Texas 75206.

(7) This amount includes 6,000,000 shares of our Common Stock underlying warrants. Its address is: PI (Cayman) Limited, c/o Paget-Brown & Company Ltd., West Wind Building, Harbour Drive, P.O. Box 1111, George Town, Grand Cayman, British West Indies.

(8) This amount includes 4,000,000 shares of our Common Stock underlying stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 3, 2005, we consummated the transactions contemplated by that certain Agreement of Purchase and Sale of Stock dated as of December 20, 2004 with PI (Cayman) Limited for the purchase of Physician Informatics, Inc. This agreement provides for (i) shares of Common Stock equal in dollar value to two times the annual cash flow from operations of Physician Informatics, Inc. for 2005, 2006 and 2007 (the "Earn-Out") and (ii) a fee equal to 8% per annum on the outstanding principal balance of our $4,000,000 loan with Citibank, N.A., which is payable quarterly in shares of Common Stock. We have reserved for issuance 7,278,340 shares of Common Stock to PI (Cayman) Limited, which are issuable in respect of the Earn-Out for 2005. We have also granted a first right of refusal in favor of PI (Cayman) Limited to participate, in part or whole, on all of our future debt or equity financings in excess $250,000.

On March 14, 2006 (the "Issuance Date"), we borrowed the sum of $60,000 from Corazon Manahan, the wife of our chief executive officer and executed a promissory noted, which provides for interest at the rate of 15% per annum from the Issuance Date until three months from the Issuance Date; and, thereafter, at the rate of 18% per annum until the principal sum is repaid in full. Ms. Manahan is entitled receive an initial payment, as consideration for the loan, 240,000 shares of Common Stock, and commencing in the fourth month and each month thereafter until the maturity date on October 1, 2006, Ms. Manahan is entitled to receive an additional 45,000 shares of Common Stock.

ITEM 13. EXHIBITS

The following Exhibits are filed herein:

      Exhibit 3.1 Articles of Incorporation of registrant and Certificate of Amendment to Articles of Incorporation. (filed herewith)
      Exhibit 3.2 Amended and Restated Bylaws of registrant (incorporated by reference to Exhibit 3.1 to registrant's report on Form 10-QSB filed on November 28, 2005)
      Exhibit 4.1     Stock Certificate of registrant (filed herewith)
      Exhibit 4.2 Instruments defining the rights of security holders (included in Exhibit 3.1)
      Exhibit 4.3 Common Stock Purchase Warrant for 6,000,000 shares of common stock issued to PI (Cayman) Limited dated January 3, 2005 (incorporated by reference to Exhibit 4.1 to the registrant's report on Form 8-K filed on January 7, 2005)
      Exhibit 4.4 Form of Common Stock Purchase Warrant for 12,000,000 shares of common stock dated April 11, 2006 (incorporated by reference to Exhibit 4.1 to the registrant's report on Form 8-K filed on April 20, 2006)
      Exhibit 4.5 Form of Common Stock Purchase Warrant for 48,333,347 shares of common stock dated April 28, 2004 (incorporated by reference to Exhibit 4.1 to the registrant's report on Form 8-K filed on May 13, 2004)
      Exhibit 4.6 Form of Warrant dated as of April 11, 2006 to purchase 1,000,000 shares of Common Stock issued to Midtown Partners & Co. LLC (incorporated by reference to Exhibit
                      4.1 to the registrant's report on Form 8-K filed on April 20, 2006)
      Exhibit 4.7 Form of Warrant dated June 1, 2006 to purchase 900,000 shares of Common Stock issued to Meridian Commercial Healthcare Finance, LLC (incorporated by reference to
                      Exhibit 10.9 to the registrant's report on Form 8-K filed on June 22, 2006)
      Exhibit 10.1 Common Stock Purchase Agreement dated as of April 28, 2004 among the registrant and the purchasers listed therein (incorporated by reference to Exhibit 10.3 to the registrant's report on Form 8-K filed on May 13, 2004)
      Exhibit 10.2 Registration Rights Agreement dated as of April 28, 2004 among the registrant and the purchasers listed therein (incorporated by reference to Exhibit 10.2 to the registrant's report on Form 8-K filed on May 13, 2004)
      Exhibit 10.3 Agreement for Purchase and Sale of Assets dated February 2, 2004, among the registrant, Practice Xpert Services Corp., PracticeXpert of Oklahoma, Inc. and Cancer Care Network, Inc., as amended (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 13, 2004)
      Exhibit 10.4 Agreement for Purchase and Sale of Assets dated February 23, 2004 between PracticeXpert of Texas, Inc., and Bonnie Singer Bakal (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated March 15, 2004)
      Exhibit 10.5 Stock Purchase Agreement dated March 13, 2003 among the registrant, Jonathan Doctor, Michael Manahan, Monica Dedovich and Zima Hartz (incorporated by reference to Exhibit 10.1 to the registrant's report on Form 10-KSB filed on April 11, 2003)
      Exhibit 10.6 Consulting Agreement dated July 11, 2002 between the registrant and Magnum Financial Group, LLC (incorporated by reference to Exhibit 10.2 to the registrant's report on Form 10-KSB filed on April 11, 2003)

      Exhibit 10.7 Agreement dated December 31, 2005 between the registrant and Transcend Services, Inc. (incorporated by reference to
                      Exhibit 10.1 to the registrant's report on Form 8-K filed on January 5, 2006)
      Exhibit 10.8 Agreement of Purchase and Sale of Stock dated as of December 20, 2004 among the registrant, Practice Xpert Services Corp., Physician Informatics, Inc. and PI (Cayman) Limited (incorporated by reference to the registrant's report on Form 8-K filed on January 7, 2006)
      Exhibit 10.9 PracticeXpert, Inc. 2003 Benefit Plan (incorporated by reference to Exhibit 4 to the registrant's Form S-8 Registration Statement filed on May 29, 2003)
      Exhibit 10.10 PracticeXpert, Inc. 2004 Equity Incentive Plan (incorporated by reference to the registrant's Schedule 14C Definitive Information Statement filed on September 4,
                      2004)
      Exhibit 10.11 Security Purchase Agreement dated as of April 11, 2006 among PracticeXpert, Inc. and the Purchasers (incorporated by reference to Exhibit 4.1 to the registrant's report on Form 8-K filed on April 20, 2006)
      Exhibit 10.12 Form of 12% Senior Secured Debenture dated as of April 11, 2006 issued by PracticeXpert, Inc. (incorporated by reference to Exhibit 4.1 to the registrant's report on Form 8-K filed on April 20, 2006)
      Exhibit 10.13 Form of Warrant dated as of April 11, 2006 to purchase 12,000,000 shares of Common Stock issued to the Purchasers (incorporated by reference to Exhibit 4.1 to the registrant's report on Form 8-K filed on April 20, 2006)
      Exhibit 10.14 Security Agreement dated as of April 11, 2006 from PracticeXpert, Inc. and its subsidiaries (incorporated by reference to Exhibit 4.1 to the registrant's report on Form 8-K filed on April 20, 2006)
      Exhibit 10.15 Subsidiary Guarantee dated as of June 1, 2005 from PracticeXpert. Inc.'s subsidiaries in favor of the Purchasers (incorporated by reference to Exhibit 4.1 to the registrant's report on Form 8-K filed on April 20,
                      2006)
      Exhibit 10.19 Employment Agreement dated December 12, 2005 between the registrant and Anthony Biele (incorporated by reference to exhibit 99.2 to the registrant's report on form 8-K filed on December 16, 2005)
      Exhibit 21.1    List of subsidiaries of registrant (filed herewith)
      Exhibit 31.1    302 Certification - Michael Manahan (filed herewith)
      Exhibit 31.2    302 Certification - Anthony Biele (filed herewith)
      Exhibit 32.1    906 Certification - Michael Manahan (filed herewith)
      Exhibit 32.2    906 Certification - Anthony Biele (filed herewith)


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by Kabani and Company, Inc., our independent auditor, for professional services rendered for 2005 and 2004 (in thousands).

                                                           2005         2004
                                                        ----------   ----------

Audit Fees (1)                                           $     95    $      80
Audit-Related Fees                                              -            -
                                                        ----------   ----------

Total Audit Fees                                               95           80
                                                        ----------   ----------
Tax Fees                                                        -            -
Other Fees                                                      -            -
Total Audit, Tax and Other Fees                         $      95    $      80
                                                        ==========   ==========

---------

(1) Aggregate fees billed for professional services rendered for the audit of our annual financial statements and for the reviews of financial statements included in our quarterly reports on Form 10-QSB and accounting consultations on matters reflected in the financial statements.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2006.


                                       PRACTICEXPERT, INC.


                                       By: /s/ Michael Manahan
                                           ------------------------
                                           Michael Manahan
                                           Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                     Title                             Date
      ---------                     -----                             ----


/s/ Jonathan Doctor      Chairman of the Board                    April 15, 2006
-------------------
Jonathan Doctor


/s/ Anthony Biele        Interim Chief Financial Officer          April 15, 2006
-------------------      and Director
Anthony Biele


/s/ Zima Hartz           Executive VP, Secretary                  April 15, 2006
-------------------      and Director
Zima Hartz


/s/ Monica Dedovich      Director                                 April 15, 2006
-------------------
Monica Dedovich


/s/ Joseph Simone        Director                                 April 15, 2006
-------------------
Joseph Simone


/s/ Charles Smith        Director                                 April 15, 2006
-------------------
Charles Smith


/s/ Michael Manahan      Interim Chief Executive                  April 15, 2006
--------------------     Officer and Director
Michael Manahan

                                INDEX TO EXHIBITS

      Exhibit 3.1 Amended and Restated Articles of Incorporation of registrant
      Exhibit 4.1     Stock Certificate of registrant
      Exhibit 10.16   Employment Agreement dated December 31, 2003, as amended
                      between the registrant and Michael Manahan
      Exhibit 10.17   Employment Agreement dated December 31, 2003, as amended
                      between the registrant and Jonathan Doctor
      Exhibit 10.18   Employment Agreement dated December 31, 2003, as amended
                      between the registrant and Zima Hartz
      Exhibit 10.19 Employment Agreement dated December 12, 2005 between the registrant and Anthony Biele
      Exhibit 21.1    List of subsidiaries of registrant
      Exhibit 31.1    302 Certification - Michael Manahan
      Exhibit 31.2    302 Certification - Anthony Biele
      Exhibit 32.1    906 Certification - Michael Manahan
      Exhibit 32.2    906 Certification - Anthony Biele