Form 10QSB/A
period 2005-03-31
PRACTICEXPERT INC
filed 2006-05-02
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

As of March 22, 2005, the number of outstanding shares of Common Stock of the registrant was 129,938,872.

Transitional Small Business Disclosure Format (check one): Yes Yes |_| No |X|

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES......................................19

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................19

ITEM 5 OTHER INFORMATION....................................................19

ITEM 6 EXHIBITS.............................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PRACTICEXPERT, INC.
                                  BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

                                                                          2005 Restated
                                                                            (Note 16)
                                                                          -------------
                                     ASSETS

 CURRENT ASSETS:
     Cash & cash equivalents                                               $    352,548
     Prepaid expenses                                                            54,424
     Inventory                                                                  139,802
     Accounts receivable, net                                                 3,520,476
     Other receivables                                                          536,459
                                                                           ------------

            Total current assets                                              4,603,709

 PROPERTY AND EQUIPMENT, net                                                    647,243

 OTHER ASSETS
     Deposits                                                                    32,359

 INTANGIBLES:
     Client list, net                                                         7,359,109
     Software, net                                                            1,100,000
     Goodwill                                                                 2,164,419
                                                                           ------------

                                                                             10,623,528
                                                                           ------------
                                                                             15,906,839
                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Accounts payable & accrued expenses                                   $  3,621,926
     Notes payable - related parties                                            173,821
     Notes payable                                                            3,915,725
     Advances                                                                   422,781
     Deferred Revenue                                                         1,124,096
     Other current liabilities, including related party debt of $147,880        221,007
     Dividends payable                                                           15,306
                                                                           ------------

            Total current liabilities                                      $  9,494,662

 Notes Payable, related party - long term                                        54,036
 Notes Payable - long term                                                      100,000
 Convertible Note payable                                                     1,300,000

 COMMITMENTS

 STOCKHOLDERS' EQUITY
     Preferred stock - unclassified, authorized shares 36,000,000, no par value none issued
     Preferred stock convertible - Series C, 6%, $.001 par value
        2,000,000 shares authorized; 41,170 issued and outstanding                   41
     Common stock, $.001 par value, 200,000,000 shares authorized;
        129,938,872 issued and outstanding                                      129,939
     Treasury Stock, 49,000 shares of common stock                             (285,000)
     Additional paid in capital                                              17,441,595
     Shares to be issued                                                        104,391
     Accumulated deficit                                                    (12,432,825)
                                                                           ------------

            Total stockholders' equity                                        4,958,141


                                                                           $ 15,906,839
                                                                           ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                             STATEMENTS OF OPERATION
                 For the three month period ended March 31, 2005
                                   (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------------
                                                           2005 Restated
                                                             (Note 16)             2004
                                                        -----------------------------------
Net revenues                                             $   5,024,101       $     929,471

Operating expenses                                           5,952,294           1,498,214
                                                         -------------       -------------


Loss from operations                                          (928,193)           (568,743)

Non-operating Income (expense):
       Gain on settlement of debts                              39,196
       Loss on disposal of asset                                (1,706)
       Interest income                                             839                  55
       Interest expense                                        (60,064)            (33,052)
                                                         -------------       -------------
               Total non-operating income (expense)            (20,029)            (34,703)
                                                         -------------       -------------

Loss before income tax                                        (948,222)           (603,446)

Income taxes                                                     2,400               6,400
                                                         -------------       -------------

Net loss                                                      (950,622)           (609,846)
                                                         -------------       -------------

Dividend requirement for preferred stock                       (63,122)
                                                                             -------------

Net loss applicable to common shareholders               ($    950,622)      ($    672,968)
                                                         =============       =============

Basic  weighted average number of
    common stock outstanding*                              126,751,100          22,363,521
                                                         =============       =============

Basic and diluted  net loss per share                            (0.01)              (0.03)
                                                         =============       =============


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                            STATEMENTS OF CASH FLOWS
                 For the three month period ended March 31, 2005
                                   (Unaudited)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
                                                                2005 Restated
                                                                  (Note 16)          2004
                                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    ($  950,622)      ($  672,968)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization                               850,150           120,459
         Loss on disposal of asset                                     1,706
         Gain on settlement of debts                                 (39,196)               --
         Shares issued for services and compensation                                  -139,313
         Shares to be issued for service                                              --39,300
         (Increase) decrease in current assets
              Accounts receivable                                 (1,358,688)          (26,338)
              Inventory                                             (139,802)               --
              Prepaid expenses                                       (32,379)            9,292
              Other current assets                                  (171,479)           (2,754)
         Increase (decrease) in current liabilities:
              Accounts payable and accrued expense                   257,749           175,941
              Other current liabilities                             (129,131)               --
              Deferred revenue                                       414,798                --
              Dividends payable                                                       --63,122
         Increase in other assets-deposit                            (12,503)               --
                                                                                   -----------
     Total Adjustments                                              (360,481)          520,041
                                                                 -----------       -----------
                 Net cash used in operating activities            (1,311,103)         (152,927)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Cash received at acquisition of subsidiaries                 20,023
         Cash paid in acquisition of subsidiaries                   (362,187)         (250,000)
         Development of software                                                     -(51,448)
         Proceed from disposal of fixed asset                                         -- 1,500
         Purchase of property & equipment                            (52,074)          (17,036)
                                                                 -----------       -----------
                 Net cash used in investing activities              (394,238)         (316,984)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on loans from related parties                      (86,704)          (54,364)
         Payments of notes payable                                  (148,118)
         Proceed from loan from related parties                       89,826                --
         Proceed of notes payable                                  1,662,095                --
         Proceed from subscription                                                    --35,000
         Cash received from shares to be issued                       11,269           162,599
                                                                                   -----------
         Cash received from issuance of shares                       636,862
                                                                                   -----------
                 Net cash provided by  financing activities        1,676,486           631,979
                                                                 -----------       -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                   (28,855)          162,068

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           381,403            71,017
                                                                 -----------       -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                          $   352,548       $   233,085
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

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews and accounts for the impairment of goodwill in accordance with SFAS No. 142. Goodwill that has an indefinite life is not amortized, but instead is tested for impairment at least annually by comparing the carrying value of the reporting unit to its estimated fair value. The Company bases its estimates of fair value on projected future cash flows. If the carrying value of the reporting unit is greater than the estimated fair value of the reporting unit, an impairment loss is recognized, which is calculated as the difference between the implied fair value of the reporting unit goodwill and the carrying amount of goodwill.


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

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregated amortization expenses for each of five succeeding years are as follows:

The estimated aggregated amortization expenses for each of the five succeeding years are as follows:

                           Year         Amortization ($)
                           ----         ----------------

                           2006               733,695
                           2007               733,695
                           2008               676,978
                           2009               403,060
                           2010                88,189
                    Yearly thereafter          38,476

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


NOTE 16 - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

In April 2006, the Company determined that it would need to revise its filings on Form 10-QSB for the three month periods ended March 31, 2005 in order to restate the carrying value of the promissory note (the "Note") in the principal amount of $4,000,000 with PracticeOne, as debtor, and PI (Cayman) Limited, as lender, and record such Note at its fair value equal to the value of the common stock that would be issued upon its conversion. Accordingly, the carrying value of the Note will be reduced to the amount of $1,300,000, which is determined by multiplying (x) the $0.13 closing market price of the Company's common stock on January 3, 2005, the date the Note was issued in connection with the consummation of the PracticeOne acquisition, by the 10,000,000 shares of common stock convertible under the Note. Accordingly, goodwill related to the PracticeOne acquisition shall be reduced by the amount of $2,700,000.

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

Our operating expenses for the three months ended March 31, 2005 were $5,952,294 compared to $1,498,214 for the three months ended March 31, 2004. Operating expenses increased in 2005 over 2004 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with audits of acquired subsidiaries, costs associated with the amortization of acquired client lists, new sales and marketing initiatives and expenses related to the continued pursuit of acquisition opportunities.

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

We had a net loss of $950,622, or a basic and fully diluted net loss per common share of $0.01, for the three months ended March 31, 2005 compared to a net loss of $672,968, or a basic and fully diluted net loss per common share of $0.03, for the three months ended March 31, 2004. The net loss for the current three month period includes $850,150 in depreciation and amortization, primarily related to the amortization of client lists and acquired software. In addition, the net loss includes $362,210 of operating expenses relating to the operations of PracticeOne, which was acquired in January 2005. Under the terms of the purchase agreement, the previous owners are obligated to reimburse us for these operating expenses. However, upon the advice of our independent auditors, we have determined that the proper treatment for these expenses is to include them on the income statement as expenses, and to credit the cash payments from the previous owners of PracticeOne against the goodwill of the business.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $352,548 in cash and cash equivalents. Current assets at March 31, 2005 were $4,603,709, compared to current liabilities of $9,494,662, resulting in a working capital deficit of $4,890,953. This compares to a working capital deficit at December 31, 2004 of $1,747,197. Of the current liabilities at March 31, 2005, $15,306 relates to dividends payable on Preferred Stock, which may be paid in shares of common stock at the Company's option, $422,781 relates to advances from investors for common stock not yet issued, $1,124,096 related to deferred revenue on software sales, $3,775,000 is outstanding on the Citibank, N.A. revolving credit facility, and approximately $569,568 is due to, or advances from, officers, directors, and key employees who are former owners of certain of PracticeXpert's subsidiaries.

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

As at March 31, 2005 long term liabilities included a $1,300,000 note payable to the former majority shareholder of PracticeOne. This note is non-interest bearing, and if convertible to 10,000,000 million shares of common stock, at the conversion price of $0.40 per share, at our option, at any time.

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

                               PRACTICEXPERT, INC.





DATED: May 2, 2006                    By: /s/ Jonathan Doctor
                                          --------------------
                                          Jonathan Doctor
                                          Chief Executive Officer and President,
                                          Director
                                          (Principal Executive Officer)


DATED: May 2, 2006                    By: /s/ Michael Manahan
                                          --------------------
                                          Michael Manahan
                                          Chief Financial Officer, Director
                                          (Principal Financial Officer and
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