Form 10QSB/A
period 2005-06-30
PRACTICEXPERT INC
filed 2006-05-02
CIK 1113679

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES......................................22

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................22

ITEM 5   OTHER INFORMATION....................................................22

ITEM 6   EXHIBITS.............................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PRACTICEXPERT, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                                                                          2005 Restated
                                                                                            (Note 16)
                                                                                          -------------
ASSETS

      CURRENT ASSETS:
          Cash & cash equivalents                                                        $    307,615
          Prepaid expenses                                                                    104,622
          Inventory                                                                           150,144
          Accounts receivable, net                                                          3,802,260
          Other receivables
                                                                                              -------
                 Total current assets                                                       4,364,641

      PROPERTY AND EQUIPMENT, net                                                             565,955

      OTHER ASSETS
          Deposits                                                                             21,771

      INTANGIBLES:
          Client list, net                                                                  6,351,148
          Software, net                                                                     1,029,107
          Goodwill                                                                          1,730,630
                                                                                          ------------

                                                                                            9,110,885
                                                                                          ------------

                                                                                           14,063,252
                                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
          Accounts payable & accrued expenses                                            $  3,352,089
          Notes payable - related parties                                                     114,633
          Notes payable                                                                     4,068,893
          Advances                                                                            422,781
          Deferred Revenue                                                                    886,745
          Other current liabilities, including related party
          debt of $139,703                                                                    193,748
          Dividends payable                                                                    15,306
                                                                                          ------------

                 Total current liabilities                                               $  9,054,195

      Notes Payable, related party - long term                                                 40,928
      Notes Payable - long term                                                               100,000
      Convertible Note payable

      COMMITMENTS

      STOCKHOLDERS' EQUITY
          Preferred stock - unclassified, authorized shares 36,000,000,  no par value none issued
          Preferred stock convertible - Series C, 6%, $.001 par value
             2,000,000 shares authorized; 41,170 issued and outstanding                            41
          Common stock, $.001 par value, 200,000,000 shares authorized;
             131,591,329 issued and outstanding                                               131,591
          Treasury Stock, 49,000 shares of common stock                                      (285,000)
          Additional paid in capital                                                       17,686,332
          Shares to be issued                                                                 732,995
          Accumulated deficit                                                             (13,397,831)
                                                                                         ------------

                 Total stockholders' equity                                                 4,868,128
                                                                                         ------------

                                                                                         $ 14,063,252
                                                                                         ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                             STATEMENTS OF OPERATION
             For the six and three month periods ended June 30, 2005
                                   (Unaudited)

                                                                SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                        -------------------------------     -------------------------------
                                                         2005 Restated                      2005 Restated
                                                           (Note 16)            2004           (Note 16)            2004
                                                        -------------------------------     -------------------------------
NET REVENUES                                            $  10,707,675     $   3,671,491     $   5,683,574     $   2,742,020

OPERATING EXPENSES                                         13,138,883         4,685,098         7,186,619         3,232,089
                                                        -------------     -------------     -------------     -------------


LOSS FROM OPERATIONS                                       (2,431,238)       (1,013,607)       (1,503,045)         (490,069)

NON-OPERATING INCOME (EXPENSE):
       Gain (loss) on settlement of debts                      39,196           (14,500)               --           (14,500)
       Loss on disposal of asset                                   --            (1,706)               --                --
       Legal settlement                                            --           (75,750)               --                --
       Miscellaneous                                               --                --                --            19,800
       Interest income                                          1,771               191               932               136
       Interest expense                                      (126,821)         (163,224)          (66,757)         (130,776)
                                                        -------------     -------------     -------------     -------------
                Total non-operating income (expense)          (85,855)         (254,989)          (65,825)         (125,340)
                                                        -------------     -------------     -------------     -------------

LOSS BEFORE INCOME TAX                                     (2,517,093)       (1,268,596)       (1,568,870)         (615,409)

INCOME TAXES                                                   (1,515)            6,400            (3,915)               --
                                                        -------------     -------------     -------------     -------------
LOSS BEFORE EXTRAORDINARY ITEMS                            (2,515,578)       (1,274,996)       (1,564,955)         (615,409)

EXTRAORDINARY ITEMS
       Gain on conversion of note                             600,000                             600,000                --
                                                        -------------                       -------------     -------------
NET INCOME (LOSS)                                          (1,915,578)       (1,274,996)         (964,955)         (615,409)

Dividend requirement for preferred stock                           --           (63,122)               --                --
                                                                          -------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS     ($  1,915,578)    ($  1,338,118)    ($    964,955)    ($    615,409)
                                                        =============     =============     =============     =============

BASIC  WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                              128,725,142        47,669,948       130,814,566        72,854,984
                                                        =============     =============     =============     =============
BASIC NET INCOME (LOSS) PER SHARE                       ($       0.01)    ($       0.03)    ($       0.01)    ($       0.01)
                                                        =============     =============     =============     =============
FULLY DILUTED INCOME (LOSS) PER SHARE                   ($       0.01)    ($       0.03)    ($       0.01)    ($       0.01)
                                                        =============     =============     =============     =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                            STATEMENTS OF CASH FLOWS
                  For the six month period ended June 30, 2005
                                   (Unaudited)

                                                                   2005 Restated
                                                                      (Note 16)              2004
                                                                   ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              ($1,915,578)         ($1,338,118)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Impairment of intangible assets                                334,892                   --
         Depreciation and amortization                                1,705,006              566,314
         Loss on disposal of asset                                           --                1,706
         Gain on settlement of debts                                   (612,326)              14,500
         Shares issued for services and compensation                    165,284              629,783
         Shares to be issued for service                                     --                   --
         (Increase) decrease in current assets
              Accounts receivable                                    (1,864,614)          (1,017,694)
              Inventory                                                (150,144)                  --
              Prepaid expenses                                          (82,577)              (7,431)
              Other current assets                                      102,770              (27,239)
         Increase (decrease) in current liabilities:
              Accounts payable and accrued expense                      425,549              700,143
              Other current liabilities                                (156,390)                  --
              Deferred revenue                                          177,447                   --
              Dividends payable                                              --
         Increase in other assets-deposit                                (1,915)                  --
                                                                    -----------          -----------
     Total Adjustments                                                   42,982              860,082
                                                                    -----------          -----------
                 Net cash used in operating activities               (1,872,596)            (478,036)
                                                                    -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Cash received at acquisition of subsidiaries                    20,023                   --
         Cash paid in acquisition of subsidiaries                      (362,187)          (4,250,000)
         Development of software                                       (137,980)
         Proceed from disposal of fixed asset                           796,000                   --
         Purchase of property & equipment                               (71,579)             (58,419)
                                                                    -----------          -----------
                 Net cash used in investing activities                  382,257           (4,446,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on loans from related parties                         (99,813)              52,606
         Payments of notes payable                                     (220,000)            (985,552)
         Proceed from loan from related parties                       1,725,095                   --
         Proceed of notes payable                                            --                   --
         Proceed from subscription                                           --              126,978
         Cash received from shares to be issued                          11,269                   --
         Cash received from issuance of shares                               --            5,842,153
         Proceed from disposal of fixed asset                                --                1,500
                                                                    -----------          -----------
                 Net cash provided by  financing activities           1,416,551            5,037,685
                                                                    -----------          -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                      (73,788)             113,250
CASH & CASH EQUIVALENTS, BEGINNING BALANCE                              381,403               71,017
                                                                    -----------          -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                             $   307,615          $   184,267
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

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Client lists:

The Company has client lists acquired through purchase of subsidiaries valued at $6,351,148 and $6,667,204 as of June 30, 2005 and 2004, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. The Company records impairment loss if the Company determines that the undiscounted cash flows estimated to be generated by the client lists are less than the carrying amount, The impairment expense for the six and three month periods ended June 30, 2005 was $334,892 and $0 respectively. The amortization expense for the six and three month periods ended June 30, 2005 was $1,353,633 and $673,069 respectively, which compares to $465,697 and $400,493 for the same time periods in 2004

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


GOODWILL:

The Company has recorded goodwill through purchase of subsidiaries valued at $$2,526,630 (Note 7) and $796,000 was offset by the cash receivable from the shareholders of P1 (Cayman) Limited based on the purchase agreement. (Note 7)

NOTE 3 - COMMON STOCK

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
                                -----------
                                $ 3,352,089
                                ===========



NOTE 9 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:

Notes payable- Shareholder, interest free, due on demand $ 63,789 Notes payable-shareholder bearing interest at 8%, due on


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

NOTE 16 - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

In April 2006, the Company determined that it would need to revise its filings on Form 10-QSB for each of the three month periods ended March 31, 2005 and June 30, 2005 in order to restate the value of its customer lists acquired from Cancer Care Network, Inc. ("CCN") and PracticeOne, and record additional impairment losses for the three month period ended December 31, 2005. The Company will also restate its consolidated financial statements for the above-indicated periods to reduce the carrying value of the promissory note (the "Note") in the principal amount of $4,000,000 with PracticeOne, as debtor, and PI (Cayman) Limited, as lender, and record such Note at its fair value equal to the value of the common stock that would be issued upon its conversion. Accordingly, the carrying value of the Note will be reduced to the amount of $1,300,000, which is determined by multiplying (x) the $0.13 closing market price of the Company's common stock on January 3, 2005, the date the Note was issued in connection with the consummation of the PracticeOne acquisition, by
(y) the 10,000,000 shares of common stock convertible under the Note. Accordingly, goodwill related to the PracticeOne acquisition shall be reduced by the amount of $2,700,000. Furthermore, the gain related to the conversion of the Note on June 30, 2005 shall be reduced to the amount of $600,000, which is the difference between (x) the revised $1,300,000 carrying value of the Note and (y) the $700,000 market value, or $.07 per share, for the 10,000,000 shares of common stock issued on June 30, 2005, the date of conversion.

The restated value of the CCN customer lists, including the impairment losses for each of the three month periods ended March 31, 2005 and June 30, 2005 are as follows:


                                           March 31            June 30
Customer lists, net                       $3,139,958          $2,386,851
 Impairment losses                         $(25033)           $(293,707)

* The amount of impairment losses related to the CCN customer lists is being restated from the amount previously reported in the Company's consolidated financial statements included in its Form 10-QSB for the period ended June 30, 2005, and includes additional losses in the amount of $185,974.

The restated value of the PracticeOne customer lists, including the impairment losses for each of the three month periods ended March 31, 2005 and June 30, 2005 are as follows:


                                           March 31            June 30
Customer lists, net                       $1,532,157          $1,442,230

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

Our operating expenses for the three months ended June 30, 2005 were 7,186,619 compared to $3,232,089 for the three months ended June 30, 2004. Operating expenses increased in 2005 over 2004 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with the amortization of acquired client lists and software, new sales and marketing initiatives and expenses related to the continued pursuit of acquisition opportunities.

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

We had a net loss of $964,955, or a basic net loss per common share of $0.01 and a fully diluted net loss per common share of $0.01, for the three months ended June 30, 2005 compared to a net loss of $615,409, or a basic and fully diluted net loss per common share of $0.01, for the three months ended June 30, 2004. The net income for the current three month period includes expenses of $1,189,748 in depreciation, amortization and the write-down in value of intangible assets to estimated realizable value, primarily related to acquired client lists and acquired software. In addition, the net income includes $433,790 of operating expenses relating to the operations of PracticeOne, which was acquired in January 2005. Under the terms of the purchase agreement, the previous owners are obligated to reimburse us for these operating expenses. However, upon the advice of our independent auditors, we have determined that the proper treatment for these expenses is to include them on the income statement as expenses, and to credit the cash payments from the previous owners of PracticeOne against the goodwill of the business.

Net revenue was $10,707,675 for the six months ended June 30, 2005 compared to net revenue of $3,671,491 for the six months ended June 30, 2004. Revenues in the 2005 period were greater primarily as a result of new business, and as a result of the acquisition of Cancer Care Network in May, 2004, and PracticeOne in January, 2005.

Our operating expenses for the six months ended June 30, 2005 were $13,138,883 compared to $4,685,098 for the six months ended June 30, 2004. Operating expenses increased in 2005 over 2004 due to expenses related to servicing new business, the added costs from the operations of new acquisitions, costs associated with the amortization of acquired client lists and software, new sales and marketing initiatives and expenses related to the continued pursuit of acquisition opportunities.

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

We had a net loss of $1,915,578, or a basic net loss per common share of ($0.01) and a fully diluted net loss per common share of ($0.01) for the six months ended June 30, 2005 compared to a net loss of $1,338,118, or a basic and fully diluted net loss per common share of $0.03, for the six months ended June 30, 2004. The net income for the current six month period includes expenses of $1,859,765 in depreciation, amortization and the write-down in value of intangible assets to estimated realizable value, primarily related to acquired client lists and acquired software. In addition, the net income includes $796,000 of operating expenses relating to the operations of PracticeOne, which was acquired in January 2005. Under the terms of the purchase agreement, the previous owners are obligated to reimburse us for these operating expenses. However, upon the advice of our independent auditors, we have determined that the proper treatment for these expenses is to include them on the income statement as expenses, and to credit the cash payments from the previous owners of PracticeOne against the goodwill of the business. Net income also includes a one time gain on the conversion of note of $600,000. Also, during the six month period we were able to obtain $165,284 in consulting, advisory and other services through the issuance of unregistered common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had $307,615 in cash and cash equivalents. Current assets at June 30, 2005 were $4,364,641, compared to current liabilities of $9,054,195, resulting in a working capital deficit of $4,689,554. This compares to a working capital deficit at March 31, 2005 of $5,038,743. Of the current liabilities at June 30, 2005, $15,306 relates to dividends payable on Preferred Stock, which may be paid in shares of common stock at the Company's option, $422,781 relates to advances from investors for common stock not yet issued, $886,745 relates to deferred revenue on software sales, $3,776,000 is outstanding on the Citibank, N.A. revolving credit facility, and approximately $767,173 is due to, or advances from, officers, directors, significant shareholders and former owners of certain of PracticeXpert's subsidiaries.

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

At March 31, 2005 long term liabilities included a $1,300,000 note payable to the former majority shareholder of PracticeOne. This note was non-interest bearing, and was convertible to 10,000,000 million shares of common stock, at the conversion price of $0.40 per share, at any time at our option and at any time on or following the 181st calendar day after the closing date at the option of majority shareholder. During the three month period ended June 30, 2005 we elected to convert this note into common stock. The stock to be issued to retire this note was valued at $700,000 based on the then current market price, resulting in a gain on the conversion of note of $600,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. The following Exhibits are filed herein:



            No.         Title
            ----        --------------------------------------------------------
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