Form 10QSB/A
period 2005-09-30
PRACTICEXPERT INC
filed 2006-05-02
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                  Class                        Outstanding at November 10, 2005
------------------------------------------  ------------------------------------
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

ITEM 6   EXHIBITS...........................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PRACTICEXPERT, INC.
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                                                                           2005 Restated
                                                                                             (Note 18)
                                                                                           -------------
ASSETS

      CURRENT ASSETS:
          Cash & cash equivalents                                                          $    204,153
          Prepaid expenses                                                                       85,026
          Inventory                                                                             162,564
          Accounts receivable, net                                                            2,792,025
          Other receivables                                                                       4,884
                                                                                           ------------
                 Total current assets                                                         3,248,652

      PROPERTY AND EQUIPMENT, net                                                               534,110
      OTHER ASSETS
          Deposits
                                                                                                 17,637
      INTANGIBLES:
          Client list, net                                                                    5,349,002
          Software, net                                                                         900,000
          Goodwill                                                                            1,730,630
                                                                                           ------------
                                                                                              7,979,632
                                                                                           ------------
                                                                                             11,780,030
                                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
          Accounts payable & accrued expenses                                                 4,229,418
          Notes payable - related parties                                                       120,092
          Notes payable                                                                       4,271,883
          Advances                                                                              422,781
          Deferred Revenue                                                                      372,256
          Other current liabilities, including related party debt of $178,712                   252,724
          Trust account                                                                         156,742
          Dividends payable                                                                      15,306
                                                                                           ------------
                 Total current liabilities                                                    9,841,202

      Notes Payable, related party - long term                                                   23,040
      Notes Payable - long term                                                                 100,000

      COMMITMENTS

      STOCKHOLDERS' EQUITY
          Preferred stock - unclassified, authorized shares 36,000,000,  no par value none issued
          Preferred stock convertible - Series C, 6%, $.001 par value
             2,000,000 shares authorized; 41,170 issued and
             outstanding                                                                             41
          Common stock, $.001 par value, 200,000,000 shares
             authorized; 131,591,329 issued and outstanding                                     142,632
          Treasury Stock, 49,000 shares of common stock                                        (285,000)
          Additional paid in capital                                                         19,094,511
          Shares to be issued                                                                    79,199
          Accumulated deficit                                                               (17,215,595)
                                                                                           ------------

                 Total stockholders' equity                                                   1,815,788
                                                                                           ------------

                                                                                             11,780,030
                                                                                           ------------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               PRACTICEXPERT, INC.
                             STATEMENTS OF OPERATION
          For the nine and three month periods ended September 30, 2005
                                   (Unaudited)

                                                            NINE MONTHS ENDED           THREE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                   -----------------------------   ------------------------------
                                                     2005 Restated                  2005 Restated
                                                       (Note 18)          2004         (Note 18         2004
                                                   -----------------------------   ------------------------------
Net revenues                                       $  15,306,107   $   7,375,558   $   4,598,432   $   3,754,149

Operating expenses                                    20,882,537       9,399,580       7,770,494       4,801,947
                                                   -------------   -------------   -------------   -------------

Loss from operations                                  (5,576,430)     (2,024,022)     (3,172,062)     (1,047,798)

Non-operating Income (expense):
     Gain on settlement of debts                          39,196          70,988              --          85,488
     Loss on disposal of asset                                --          (1,706)             --              --
     Legal settlement                                    (12,000)        (75,750)        (12,000)             --
     Interest income                                       1,672             321             (99)            130
     Interest expense                                   (369,080)       (206,555)       (242,259)        (46,987)
                                                   -------------   -------------   -------------   -------------

             Total non-operating income (expense)       (340,213)       (212,702)       (254,358)         38,631
                                                   -------------   -------------   -------------   -------------

Loss before income tax                                (5,916,643)     (2,236,724)     (3,426,420)     (1,009,167)

Income taxes                                               1,502           6,400           3,017              --
                                                   -------------   -------------   -------------   -------------

Loss before extraordinary items                       (5,918,145)     (2,243,124)     (3,429,437)     (1,009,167)

Extraordinary items
     Loss from operations to be disposed, net                 --         (54,327)             --         (13,288)
     Gain on conversion of note                          600,000              --              --              --
                                                   -------------   -------------   -------------   -------------

Net loss                                              (5,318,145)     (2,297,451)     (3,429,437)     (1,022,455)

Dividend requirement for preferred stock                      --         (63,740)             --            (618)
                                                   -------------   -------------   -------------   -------------

Net loss applicable to common shareholder            ($5,318,145)    ($2,361,191)    ($3,429,437)    ($1,023,073)
                                                   =============   =============   =============   =============
Basic  & diluted weighted average number of
    common stock outstanding                         129,691,036      69,294,002     139,395,571     112,072,024
                                                   =============   =============   =============   =============

Basic net loss per share                                   (0.04)          (0.03)          (0.02)          (0.01)
                                                   =============   =============   =============   =============

Fully diluted  net loss per share                          (0.04)          (0.03)          (0.02)          (0.01)
                                                   =============   =============   =============   =============

                               PRACTICEXPERT, INC.
                            STATEMENTS OF CASH FLOWS
                  For the nine month period ended June 30, 2005
                                   (Unaudited)

                                                                              2005 Restated
                                                                                 (Note 18)         2004
                                                                              -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  ($5,318,145)    ($2,361,191)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Impairment of intangible assets                                           683,054              --
         Depreciation and amortization                                           2,529,885       1,190,377
         Loss on disposal of asset                                                   1,706
         Gain on settlement of debts and conversions of note                      (639,196)        (70,988)
         Shares, options and warrants  issued for services and compensation        442,446         632,033
         Shares to be issued for service                                           207,040              --
         Shares to be issued for interest                                           46,204              --
         Shares and warrants  issued for interest                                   91,311          17,335
         (Increase) decrease in current assets
              Accounts receivable                                                 (854,379)       (315,690)
              Accounts receivable - management services                                 --        (646,481)
              Inventory                                                           (162,564)             --
              Prepaid expenses                                                     (62,981)         19,812
              Other current assets                                                  97,886         (32,095)
         Increase (decrease) in current liabilities:
              Accounts payable and accrued expense                                 674,853       1,104,230
              Other current liabilities                                            642,428              --
              Trust account                                                        156,742              --
              Deferred revenue                                                    (337,042)             --
              Dividends payable                                                         --              --
         Decrease in other assets-deposit                                            2,219          (3,563)
                                                                               -----------     -----------
     Total Adjustments                                                           3,310,865       2,103,716
                                                                               -----------     -----------
                 Net cash used in operating activities                          (2,007,280)       (257,475)
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Cash received at acquisition of subsidiaries                               20,023              --
         Cash paid in acquisition of subsidiaries                                 (362,187)     (4,250,000)
         Development of software                                                  (164,243)             --
         Goodwill reduction for reimbursement of expenses                          796,000              --
         Proceeds from disposal of fixed asset                                       1,500              --
         Purchase of property & equipment                                         (108,292)       (139,431)
                                                                               -----------     -----------
                 Net cash provided by (used in) investing activities               345,544      (4,552,174)
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on loans from related parties                                   (255,513)             --
         Payments of notes payable                                              (1,185,185)             --
         Proceeds from loan from related parties                                        --          94,269
         Proceeds of notes payable                                               1,728,730              --
         Proceeds from subscription                                                126,978              --
         Cash received from shares to be issued                                     11,269          35,000
         Cash received from issuance of shares                                          --       5,867,153
                                                                               -----------     -----------
                 Net cash provided by  financing activities                      1,484,486       4,938,215
                                                                               -----------     -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                (177,250)        128,566

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                         381,403          71,017
                                                                               -----------     -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                        $   204,153     $   199,583
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

Client lists:

The Company has client lists acquired through purchase of subsidiaries recorded at the carrying value of $1,730,630 and $6,109,741 as of September 30, 2005 and 2004, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. The Company records impairment loss if the Company determines that the undiscounted cash flows estimated to be generated by the client lists are less than the carrying amount, The impairment expense for the nine and three month periods ended September 30, 2005 was $683,054 and $348,162 respectively. The amortization expense for the nine and three month periods ended September 30, 2005 was $2 007,606and $653,973 respectively, which compares to $798,208 and $332,511 for the same time periods in 2004

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

Goodwill:

The Company has recorded goodwill through purchase of subsidiaries valued at $2,526,630 (Note 7) and $796,000 was offset by the cash receivable from the shareholders of P1 (Cayman) Limited based on the purchase agreement. (Note 7)

NOTE 3 - COMMON STOCK

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

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


Accounts payable                                                      $3,112,960
Accrued expenses                                                         350,563
Accrued payroll and benefits                                             757,866
Accrued taxes                                                              8,029
                                                                      $4,229,418

NOTE 9 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:



Notes payable- Shareholder, interest free, due on demand               $  63,789
-------------------------------------------------------------------- -----------
Notes payable-  shareholder bearing interest at 8%, due on Feb. 17,
2007, unsecured                                                           79,343
                                                                     -----------
-------------------------------------------------------------------- -----------
Total                                                                    143,132
-------------------------------------------------------------------- -----------
Less: non-current portion                                                 23,040
                                                                     -----------
-------------------------------------------------------------------- -----------
Current portion                                                        $ 120,092
                                                                       =========
-------------------------------------------------------------------- -----------

NOTE 10 -NOTES PAYABLE


Note payable- interest rate 6.5%, due on Feb. 25, 2005                $   93,910
Line of credit- interest rate LIBOR plus .625%                         4,000,000
Note payable-interest rate 7%                                            100,000
Line of credit, expires May 31, 2008                                     311,783
Total                                                                  4,505,694
Less: non-current portion                                                100,000
Less: unamortized discount                                               133,810
Current portion                                                       $4,271,883



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

NOTE 14 - COMMITMENTS

The Company has office lease agreements that last up to 5 years. Future commitments under operating leases are as follows for the twelve months ending September 30:

      2006                                 $   828,752
      2007                                     579,250
      2008                                     411,671
      2009                                     391,324
      2010                                     136,515
                                            ----------
Total minimum lease payments                $2,347,511
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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations for the nine months ended:




                                                  September 30,  September 30,
                                                      2005          2004
                                                  ------------ ------------

Tax expense (credit) at statutory rate-federal             (34)%      (34)%
State tax  expense net  of  federal  tax                    (6)        (6)
Changes in valuation allowance                              40         40
                                                  ------------ ------------
Tax expense at actual rate                                  --         --
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
                                                         ===========

NOTE 18 - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

In April 2006, the Company determined that it would need to revise its filings on Form 10-QSB for each of the three month periods ended March 31, 2005, June 30, 2005 and September 30, 2005 in order to restate the value of its customer lists acquired from Cancer Care Network, Inc. ("CCN") and PracticeOne, and record additional impairment losses for the three month period ended December 31, 2005. The Company will also restate its consolidated financial statements for the above-indicated periods to reduce the carrying value of the promissory note (the "Note") in the principal amount of $4,000,000 with PracticeOne, as debtor, and PI (Cayman) Limited, as lender, and record such Note at its fair value equal to the value of the common stock that would be issued upon its conversion. Accordingly, the carrying value of the Note will be reduced to the amount of $1,300,000, which is determined by multiplying (x) the $0.13 closing market price of the Company's common stock on January 3, 2005, the date the Note was issued in connection with the consummation of the PracticeOne acquisition, by (y) the 10,000,000 shares of common stock convertible under the Note. Accordingly, goodwill related to the PracticeOne acquisition shall be reduced by the amount of $2,700,000. Furthermore, the gain related to the conversion of the Note on June 30, 2005 shall be reduced to the amount of $600,000, which is the difference between (x) the revised $1,300,000 carrying value of the Note and (y) the $700,000 market value, or $.07 per share, for the 10,000,000 shares of common stock issued on June 30, 2005, the date of conversion.

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

Our operating expenses for the nine months ended September 30, 2005 were $20,882,537 compared to $9,399,580 for the nine months ended September 30, 2004. Operating expenses increased due to servicing new businesses, the added costs from the operations of recently acquired businesses and the Yakima facility, costs associated with the amortization of acquired client lists and software, and sales and marketing initiatives. Drugs purchased, but not used during the period amounted to $162,564, and are included as an asset in inventory. Drugs used during the period amounted to $3,633,046, and included among our operating expenses.

We had a net loss of $5,318,145, or a basic and fully diluted loss per common share of $0.04, for the nine months ended September 30, 2005 compared to a net loss of $2,361,191, or a basic and fully diluted net loss per common share of $0.03, for the nine months ended September 30, 2004. The net loss for the current nine month period includes expenses of $3,032,806 in depreciation, amortization and the write-down in value of intangible assets to estimated realizable value, primarily related to acquired client lists and acquired software. In addition, the operating expenses include $796,000 of operating expenses of PracticeOne, which were reimbursed to us and have been recorded as a reduction in goodwill in the acquisition of PracticeOne. We also recognized a one-time gain of $600,000 on the conversion of a promissory note. We also obtained during the nine month period $442,446 in consulting, advisory and other services through the issuance of shares and warrants or options to purchase shares of our common stock. Further, we issued shares, or have shares to be issued, and we issued warrants or options to purchase shares of our common stock. valued at $137,515 as interest payments.

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

At September 30, 2005, our total assets were $11,780,030, compared to $17,104,609 at June 30, 2005. The decrease was primarily the result of amortization and write-down to fair value of our intangible assets in the amount of $1,472,609 and a reduction in accounts receivable in the amount of $1,010,235 during the period. Our current assets at September 30, 2005 totaled $3,248,651 and our current liabilities were $9,841,202, compared to current assets of $4,364,641 and current liabilities of $9,188,550 at June 30, 2004. The working capital deficit at September 30, 2005 was $6,592,551, compared to a working capital deficit at June 30, 2005 of $4,823,909. As of September 30, 2005, we had $204,153 in cash and cash equivalents.

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

                               PRACTICEXPERT, INC.




DATE: May 2, 2006                 By: /s/ Michael Manahan
                                      --------------------------------
                                      Michael Manahan
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                      Authorized Officer)

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