Form 10QSB
period 2006-03-31
PRACTICEXPERT INC
filed 2006-05-22
CIK 1113679

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-30583

                               PRACTICEXPERT, INC.

        (Exact name of small business issuer as specified in its charter)



            Nevada                                            87-0622329
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

        23975 Park Sorrento Drive, No. 110                      91302
              Calabasas, CA                                   (Zip Code)
 (Address of principal executive offices)

                                 (818) 591-0081)
                (Issuer's telephone number, including area code)


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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                Class                            Outstanding at May 10, 2006
---------------------------------------    -------------------------------------
Common Stock, $.001 par value per share                142,692,487 Shares

                                TABLE OF CONTENTS
                                                                           Page

PART I - FINANCIAL INFORMATION...............................................1

ITEM 1   FINANCIAL STATEMENTS................................................1

              Consolidated Balance Sheet as of March 30, 2006................1

              Consolidated Statements of Operations for
              the three months ended March 31, 2006 and 2005.................2

              Consolidated Statements of Cash Flows for
              the nine months ended March 31, 2006 and 2005..................3

              Notes to Consolidated Financial Statements.....................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................12

ITEM 3   CONTROLS AND PROCEDURES............................................14

PART II - OTHER INFORMATION.................................................15

ITEM 1   LEGAL PROCEEDINGS..................................................15

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES............................15

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................15

ITEM 5   OTHER INFORMATION..................................................15

ITEM 6   EXHIBITS...........................................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               PRACTICEXPERT, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)

CURRENT ASSETS:
              Cash & cash equivalents                          $    190,107
              Prepaid expenses                                       42,939
              Inventory                                              12,045
              Accounts receivable, net of
                $469,656 allowance for doubtful debts             1,388,103
              Unbilled receivables                                  396,826
              Other receivables                                         100
                                                               ------------
                          Total current assets                    2,030,120

PROPERTY AND EQUIPMENT, net                                         396,732

OTHER ASSETS
              Deposits                                               73,345

INTANGIBLES:
              Client list, net                                    2,453,979
              Software, net                                         700,000
              Goodwill                                                   --
                                                               ------------
                          Total intangibles                       3,153,979
                                                               ------------
                                                               $  5,654,177
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
              Accounts payable & accrued expenses              $  5,342,606
              Notes payable - related parties                       254,144
              Notes payable                                       4,127,923
              Advances                                              422,780
              Deferred Revenue                                      630,736
              Other current liabilities, including
                related party debt of $126,162                      354,526
              Trust account                                         155,511
              Dividends payable                                      15,306
                                                               ------------
                          Total current liabilities              11,303,532

Notes Payable, related party - long term                                 --
Notes Payable - long term                                           100,000

COMMITMENTS

STOCKHOLDERS' EQUITY
              Preferred stock - unclassified,
                authorized shares 36,000,000, no
                par value none issued                                    --
              Preferred stock convertible - Series C, 6%,
                $.001 par value 2,000,000 shares authorized;
                3,760,000 issued and outstanding                         41
              Common stock, $.001 par value, 200,000,000
                shares authorized; 142,692,487 issued
                and outstanding                                     142,692
              Offering Costs                                             --
              Treasury Stock, 49,000 shares of common stock        (285,000)
              Additional paid in capital                         18,486,779
              Shares to be issued                                   689,210
              Accumulated deficit                               (24,783,077)
                                                               ------------
                          Total stockholders' equity             (5,749,355)

                                                               ------------
                                                               $  5,654,177
                                                               ============

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                     2006            (Note15)
                                                 -------------    -------------

Net revenues                                     $   2,969,677    $   5,024,101

Operating expenses
       Depreciation & Amortization                     383,664          850,150
       Medical billing and related services          3,147,042        5,102,144
                                                 -------------    -------------
          Total operating expenses                   3,530,706        5,952,294

                                                 -------------    -------------
Loss from operations                                  (561,029)        (928,193)

Non-operating Income (expense):
       Gain on settlement of debts                          --           39,196
       Interest income                                      --              839
       Interest expense                               (118,778)         (60,064)
                                                 -------------    -------------
          Total non-operating income (expense)        (118,778)         (20,029)

                                                 -------------    -------------
Loss before income tax                                (679,807)        (948,222)

Income taxes                                                --            2,400
                                                 -------------    -------------

Net loss                                         $    (679,807)   $    (950,622)
                                                 =============    =============

Basic  & diluted weighted average number of
  common stock outstanding                         134,930,115      126,751,100
                                                 =============    =============

Basic and diluted net loss per share             $       (0.01)   $       (0.01)
                                                 =============    =============

                               PRACTICEXPERT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                                             2005 Restated
                                                                  2006          (Note15)
                                                              -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                       $  (679,807)   $  (950,622.0)
    Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                              383,664          850,150
       Gain on settlement of debts                                     --          (39,196)
       Shares to be issued for interest                            22,680               --
       Changes in operating assets and liabilities:
           Increase in accounts receivable                        285,791       (1,358,688)
           Increase in other receivable                            40,300               --
           Increase in inventory                                   95,714         (139,802)
           (Increase) decrease in prepaid expenses                (42,939)         (32,379)
           (Increase) decrease in other current assets                 --         (171,479)
           Increase in other assets-deposit                        (7,520)         (12,503)
           Increase in accounts payable and accrued expense       139,340          257,749
           Increase in other current liabilities                   (9,833)        (129,131)
           Increase in due to physicians                           11,306               --
           Increase in deferred revenue                          (446,035)         414,798
           Decrease in dividends payable                               --               --
                                                              -----------    -------------
       Total Adjustments                                          472,468         (360,481)
                                                              -----------    -------------
       Net cash (used in) operating activities                   (207,339)      (1,311,103)
                                                              -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Cash received at acquisition of subsidiaries                    --        20,023.00
       Cash paid in acquisition of subsidiaries                        --         (362,187)
       Sale of property & equipment                                 1,247          (52,074)
                                                              -----------    -------------
               Net cash used in investing activities                1,247         (394,238)
                                                              -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on loans from related parties                          --          (86,704)
       Payments of notes payable                                 (161,515)              --
       Proceed of loans from related parties                      135,000           89,826
       Proceed of notes payable                                   199,000        1,662,095
       Cash received from shares to be issued                      30,000           11,269
       Cash received from issuance of shares                           --               --
                                                              -----------    -------------
               Net cash provided by financing activities          202,485        1,676,486
                                                              -----------    -------------

NET INCREASE IN CASH & CASH EQUIVALENTS                            (3,607)         (28,855)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                        193,715          381,403
                                                              -----------    -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                           190,108          352,548
                                                              ===========    =============

Cash paid during the year for:
    Cash paid for interest                                    $        --    $       8,625
    Cash paid for taxes                                       $        --    $          --

Non-cash investing and financing activities:
    Shares issued for conversion of note                      $        --    $          --
    Shares issued for acquisition of subsidiary               $        --    $   1,625,000

                               PRACTICEXPERT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The review of the three month financials for the period ended March 31, 2006 has not been completed by our auditors.

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On January 3, 2005, the Company acquired Physician Informatics, Inc., doing business as PracticeOne, a provider of practice management and clinical management solutions, including outsourced medical billing and administrative services, as well as proprietary practice and clinical management software. This entity changed its name to PracticeXpert Systems, Inc. Under the terms of the Agreement of Purchase and Sale of Stock dated as of December 20, 2004 for such acquisition, the stockholders of PracticeOne were issued 12,500,000 shares of common stock of the Company, and a promissory note payable to its majority stockholder was issued. On June 30, 2005, such promissory note was converted into 10,000,000 shares of Common Stock of the Company, which resulted in a gain of $700,000. Additional purchase price consideration is payable to the selling shareholders as an earn-out based upon the results of operations of this entity for 2005, 2006 and 2007.

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

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on April 14, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Following is a summary of segment information by geographic unit for the period ended March 31, 2006:

                                     CA         ID          TX           OK         WV           NJ      Unallocated       Total
Sales                              150,104     242,334         --     1,043,420    47,834    1,485,984           --     2,969,677
Operating income (loss)            (14,894)   (127,220)   (25,430)       10,424     3,585      572,024   (1,098,296)     (679,807)
Total assets                        78,697     171,889     34,031       854,936    33,710    1,359,937    3,120,977     5,654,177
Capital Expenditure                     --          --         --            --        --           --           --            --
Depreciation and amortization           --      15,909         --        25,543        --       20,044      322,167       383,664


Following is a summary of segment information by geographic unit for the period ended March 31, 2005:

                                     CA         ID          TX           OK         WV           NJ       Unallocated      Total
 Sales                             260,852     822,680    290,383     2,442,916    104,346    1,102,924           --     5,024,101
 Operating income (loss)          (557,378)    284,168     14,841       470,357     (6,373)    (339,758)    (780,565)     (914,708)
 Total assets                      183,204     993,109    196,459     2,043,119     70,417    1,294,990   13,685,738    18,467,036
 Capital Expenditure                    --          --         --        21,113      1,500       29,461           --        52,074
 Depreciation and amortization         773      11,889        183        23,213         --       33,528      780,564       850,150


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

      3. Permits an entity to choose Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

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

Software:

The Company capitalizes the cost of software and software licenses acquired from third party providers or acquired through acquisition. The costs of acquired software are amortized over three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software costs exceed the net realizable value, the Company writes off the amount by which the unamortized software costs exceed net realizable value. The amortization for the three month period ended March 31, 2006 was $100,000 which compares to $100,000 for the same time period in 2005.

The Company may from time to time capitalize certain computer software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Currently the Company's internally generated products are all available for general release to its customers, and there all ongoing maintenance and development related to those products is expensed. For the three month period ended March 31, 2006, the Company did not capitalize any internal or external costs incurred to develop internal-use computer software.

Client lists:

The Company has client lists acquired through purchase of subsidiaries recorded at the carrying value of $2,453,979 and $7,359,109 as of March 31, 2006 and 2005, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. The Company records impairment loss if the Company determines that the undiscounted cash flows estimated to be generated by the client lists are less than the carrying amount. The amortization expense for the three month periods ended March 31, 2006 and 2005 was $220,119 and $680,564, respectively.


NOTE 3 - COMMON STOCK

Shares to be issued

The Company records an expense when it issues equity instruments to acquire goods and services. Restricted Stock issued for services is valued at the average fair market value of an equivalent amount of free trading shares of the Company as quoted on OTCBB on the date of issuance.

During the first quarter of 2006 the Company recorded 336,000 shares of restricted common stock to be issued valued at $7,680 as part of financing agreements and 2,000,000 shares of restricted common stock valued at $30,000 as part a stock subscription that occurred during the quarter. In addition, the Company recorded 560,329 shares of restricted common stock valued at $15,000 as part of interest paid on the 8% credit line No stock was actually issued during the first quarter of 2006.


NOTE 4 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share for the three months ended March 31, 2006 and 2005 were determined by dividing the net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock outstanding. All convertible preferred stock are regarded as common stock equivalents and are considered in the diluted net loss per share calculations.

Weighted average number of shares used to compute basic and diluted income
(loss) per share is the same for the period ended March 31, 2006 and 2005, since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.


NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $24,783,077 as of March 31, 2006 including the current period loss of $679,807. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2006, towards (i) obtaining debt financing
(ii) controlling of salaries and general and administrative expenses, and (iii) management of accounts payable.


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


Accounts payable               $2,344,105
Accrued expenses                  687,679
Accrued payroll and benefits      849,937
Accrued taxes                      45,521
Drugs payable                   1,415,364
                               ----------
                               $5,342,606
                               ==========


NOTE 7 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:

Shareholder, bearing interest at 8%, due Feb. 17, 2007, unsecured    119,144
Shareholder's family, bearing interest at 15%, due Oct. 1, 2006       60,000
Shareholder's family, bearing interest at 15%, due August 1, 2006     75,000
                                                                    --------
Current portion                                                     $254,144
                                                                    ========

During the year ended December 31, 2005, the Company was unable to meet it's obligations under this loan. As such, the full amount of this loan is payable upon demand and is therefore classified as a current liability in the Balance Sheet at March 31, 2006.


NOTE 8 -NOTES PAYABLE

Note payable--interest rate LIBOR + 0.625%             $4,000,000
Note payable--interest rate 7.0% due in 2008              100,000
Line of credit--expires May 31, 2008                       33,444
Notes payable--interest rate 15%, due June 22, 2006        25,000
NotNotes payable--interest rate 15%, due Oct 1, 2006       24,000
Note payable--interest rate 16%, due June 30, 2006         50,000
                                                       ----------
   Total                                               $4,232,444
Less: non-current portion                                 100,000
Less: unamortized discount                                104,521
                                                       ----------
Current portion                                        $4,127,923
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


NOTE 9 -DEFERRED REVENUE

As of March 31, 2006, the Company has a balance of $630,736 of deferred revenue from a subsidiary acquired in the quarter ended March 31, 2005. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product or service has occurred, (iii) sales price is fixed or determinable and (iv) collectibility is reasonably assured. If vendor specific evidence of fair value exists for elements of contract, the Company recognizes the revenue for delivered elements and defers revenue for undelivered elements.

NOTE 10 -OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

Advances from stockholders   $219,439
Credit lines payable           64,844
Credit lines payable           63,789
Other current liabilities       6,453
Due to Physicians             144,205
                             --------
                             $354,526
                             ========

The advances from shareholders are due on demand, unsecured and interest free.


NOTE 11 - COMMITMENTS

The rent expense was $212,565 for the three month period ended March 31, 2006, respectively, which compared to $197,830 for the same period in 2005. The Company currently is in technical default on office leases in California and Idaho.

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


NOTE 12 - INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating losses. Through March 31, 2006, the Company incurred net operating losses for tax purposes of $13,253,000, approximately. The net operating loss carry forwards may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give raise to deferred tax assets and liabilities at March 31, 2006 consist mainly of net operating loss carryforward. The gross deferred tax asset balance as of March 31, 2006 was approximately $4,506,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations for the three months ended:



                                                 March 31,    March 31,
                                                   2006         2005

Tax expense (credit) at statutory rate-federal        (34)%        (34)%
State tax  expense net  of  federal  tax               (6)          (6)
Changes in valuation allowance                         40           40
                                                 --------     --------
Tax expense at actual rate                             --           --
                                                 ========     ========


NOTE 13 - RESTRICTED CASH

Cash includes $155,511 of cash held in a separate bank account on behalf of the physicians. This amount represents cash collected by the Company on behalf of the physicians and is reflected as trust account in the balance sheet.


NOTE 14 - PROPERTY AND EQUIPMENT

Property and equipment comprised of following on March 31, 2006:

Furniture & Fixtures                           $   758,619
Office Equipment                                   145,649
Computer Equipment                                 623,970
Leasehold Improvement                               15,789
Financing fees                                      80,114
Software                                           544,011
                                               -----------
                                                 2,168,519
Less Accumulated Depreciation & Amortization    (1,771,747)
                                               -----------
                                               $   396,732
                                               ===========


NOTE 15 - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The Company has revised its filings on Form 10-QSB for the three month periods ended March 31, 2005 in order to restate the carrying value of the promissory note (the "Note") in the principal amount of $4,000,000 with PracticeOne, as debtor, and PI (Cayman) Limited, as lender, and record such Note at its fair value equal to the value of the common stock that would be issued upon its conversion. Accordingly, the carrying value of the Note will be reduced to the amount of $1,300,000, which is determined by multiplying the $0.13 closing market price of the Company's common stock on January 3, 2005, the date the Note was issued in connection with the consummation of the PracticeOne acquisition, by the 10,000,000 shares of common stock convertible under the Note. Accordingly, goodwill related to the PracticeOne acquisition was reduced by the amount of $2,700,000.


NOTE 16 - RELATED PARTY TRANSCTIONS

The Company has executed an amendment to an executive employment agreement with Michael Manahan, Chief Executive Officer whereby his salary is fixed at $85,000 during the term of the contract. The Company also has executed an amendment to an executive employment agreement with Anthony Biele, Chief Financial Officer whereby his salary is reduced to $110,000 until October 23, 2006 at which time it increases to $150,000 The Company has executive employment agreements with Jonathan Doctor, President and Zima Hartz, Executive Vice President . These last two employment agreements provide for a salary based on our revenues, as follows:

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

The Employment Agreements for Messrs. Manahan, Doctor and Hartz provide that such agreements may be terminated by the executive, at the executive's discretion, if there is more than a fifty percent (50%) change in our ownership or a substantive change in control or management. Upon such an occurrence, Messrs. Manahan, Doctor and Hartz will each be entitled to a lump sum payment of $1,000,000.

The Employment Agreement, as amended, for Anthony Biele has a term of four years, which expires on December 31, 2009. Such agreement also provides for (i) bonus compensation and (ii) the issuance of options to purchase 350,000 shares of Common Stock at an exercise price of $0.30 per share, which vest ratably in equal increments over four years from the date of issuance. In the event that Mr. Biele is terminated without cause as defined therein. Mr. Biele is entitled to 50% of his unpaid salary for the remaining term.

The Company is authorized to purchase on behalf of Messrs. Manahan, Doctor and Hartz up to $5,000 in shares of Common Stock in the open market each calendar month. The Company may also loan each such person up to $500,000 for him to purchase shares of Common Stock. The Company has not made any such purchases or loans.

On March 14, 2006 Corazon Manahan, wife of Michael Manahan, Chief Executive Officer, agreed to loan the Company $60,000 and a Promissory Note was issued with interest at 15% per annum for three months from the issuance date and 18% per annum thereafter until the principal is repaid on the October 1, 2006 maturity date. The note holder will be entitled to up to 375,000 shares of common stock of the Company.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our 2005 Form 10-KSB. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates. There are many critical accounting policies discussed in the notes to our financial statements including the following critical accounting policy that affects the judgments and estimates used in the preparation of our financial statements. Actual results will differ from those estimates.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that affect the Company in the recent quarter.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net revenue was $2,967,677 for the three months ended March 31, 2006 compared to net revenue of $5,024,101 for the three months ended March 31, 2005. Revenues in the 2006 period were lower primarily as a result of the termination of management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., due to our inability to manage the practices profitably under the terms of such agreements. In addition, there was a decline in billing services revenue due to the loss of specific contracts, including some unprofitable contracts and a decline in software revenues during the last 6 months of 2005 contributing to the decrease in revenue for the three months ended March 31, 2006.

Our operating expenses for the three months ended March 31, 2006 were $3,530,706 compared to $5,938,809 for the three months ended March 31, 2005. Included in operating expenses in 2005 are the expenses of operating two specific cancer treatment facilities. Operating expenses decreased as a result of the termination of management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., relating to one of the treatment centers and the termination of a management and billing agreement with the second cancer treatment center. Included in those treatment facility expenses are the costs of drugs administered to patients. Historically, these drugs have been purchased and immediately expensed, as typically these drugs are used within a short period of their purchase.

We had a net loss of $679,807, or a basic and fully diluted net loss per common share of $0.01, for the three months ended March 31, 2006 compared to a net loss of $937,137, or a basic and fully diluted net loss per common share of $0.03, for the three months ended March 31, 2005. The net loss for the current three month period includes expenses of $383,664 in depreciation, amortization and the write-down in value of intangible assets to estimated realizable value, primarily related to acquired client lists and acquired software.

At March 31, 2006, our trade accounts payable was $2,344,105, compared to $3,621,926 at March 31, 2005. The increase was primarily the result of not generating sufficient cash from operations to pay our suppliers on a timely basis. A substantial portion of our trade creditors' invoices are significantly past due.

Our largest creditor, Oncology Therapeutics Network ("OTN"), was owed $1,415,364 as of March 31 30, 2006 in connection with the supply of drugs for the treatment centers that we no longer operate on behalf of our physician clients. We are attempting to arrange mutually acceptable payment terms with OTN for the amounts owed.

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

On April 6, 2006, the Company received approval to increase its authorized common stock with a par value of $0.001 from 200,000,000 to 250,000,000 shares.

Liquidity and Capital Resources

Our primary source of liquidity is cash from ongoing operations and borrowings from lenders. We have incurred significant losses to date, which we have financed primarily through the sale of equity securities and borrowings.

At March 31, 2006, our total assets were $5,654,177 compared to $6,414,040 at December 31, 2005. The decrease was primarily the result of amortization of our intangible assets in the amount of $220,119 during the period. Our current assets at March 31, 2006 totaled $2,030,120 and our current liabilities were $11,303,532, compared to current assets of $2,412,593 and current liabilities of $11,436,267 at December 31, 2005. The working capital deficit at March 31, 2006 was $9,273,411, compared to a working capital deficit at December 31, 2005 of $9,023,674. As of March 31, 2006, we had $190,107 in cash and cash equivalents.

Of the current liabilities at March 31, 2006, $15,306 relates to dividends payable on Preferred Stock, which may be paid in shares of common stock at the Company's option, $422,780 relates to advances from investors for common stock not yet issued, $630,736 relates to deferred revenue on software sales, $1,415,364 relates to drug payable and $4,000,000 is outstanding on the Citibank, N.A. demand loan.

During the three months ended March 31, 2006, we used $207,339 in capital to fund operations, we received $202,485 in advances on notes payable, net of principal payments made, sold equipment from operations totaling $1,247.

One of our subsidiaries has a demand loan in the approximate amount of $4.0 million with Citibank, N.A., bearing interest on a variable rate which was 4.315% at March 31, 2006. Citibank has the right to demand immediate repayment of this loan, which could substantially and materially adverse affect our business and operations and our ability to continue as a going concern. At March 31, we are currently overdue on interest payments in the amount of $42,000.

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

On August 5, 2006, we issued 536,926 shares of our common stock to PI (Cayman) Limited as a quarterly interest payment on a loan. The issuance of the shares of common stock was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof. This entity represented to us its status as an "accredited investor", as that term is defined in Rule 501 promulgated under the Securities Act. PI (Cayman) Limited represented its intention to acquire such shares for investment only and not with a view to sell such shares in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the stock certificate.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following Exhibits are filed herein:


Exhibits

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

                               PRACTICEXPERT, INC.



DATE: May 22, 2006             By: /s/ Anthony Biele
                                   --------------------------
                                   Anthony Biele
                                   Interim Chief Financial Officer
                                   (Principal Financial Officer and
                                   Authorized Officer)

                               PracticeXpert Inc.,

                                Index to Exhibits

 Exhibit Number                   Description

Exhibit 31.1               302 Certification - Michael Manahan
Exhibit 31.2               302 Certification - Anthony Biele
Exhibit 32.1               906 Certification - Michael Manahan
Exhibit 32.2               906 Certification - Anthony Biele