Form 10QSB/A
period 2006-03-31
PRACTICEXPERT INC
filed 2006-06-05
CIK 1113679

UNITED STATES
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
Common Stock, $.001 par value per share	142,692,487 Shares

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PRACTICEXPERT, INC.
BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$222,172
Accounts receivable, net of $469,656 allowance for doubtful debts	1,329,534
Unbilled receivables	46,945
Other receivables	100
Total current assets	1,598,751

PROPERTY AND EQUIPMENT, net	389,148

OTHER ASSETS:
Deposits	73,345

INTANGIBLES:
Client list, net	2,453,979
Software, net	700,000
Total intangibles	3,153,979
$5,215,223

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$5,395,229
Notes payable - related parties	254,144
Notes payable	4,197,421
Advances	422,780
Deferred revenue	368,751
Other current liabilities, including related party debt of $219,439	354,526
Trust account	155,511
Dividends payable	15,306
Total current liabilities	11,163,668

Notes payable - long term	100,000

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock - unclassified, authorized shares 36,000,000, no par value
none issued	—
Preferred stock convertible - Series C, 6%, $.001 par value
2,000,000 shares authorized; 41,170 issued and outstanding	41
Common stock, $.001 par value, 200,000,000 shares authorized;
142,692,487 issued and outstanding	142,692
Treasury stock, 49,000 shares of common stock	(285,000)
Additional paid in capital	18,574,246
Shares to be issued	689,210
Accumulated deficit	(25,169,634)
Total stockholders' deficit	(6,048,445)
$5,215,223

The accompanying notes form an integral part of these unaudited consolidated financial statements

PRACTICEXPERT, INC.
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
		(Restated)

Net revenues	$2,881,781	$4,733,718

Operating expenses
Depreciation & amortization	391,248	850,150
Medical billing and related services	3,392,218	4,826,603
Total operating expenses	3,783,466	5,676,753
Loss from operations	(901,685)	(943,035)

Non-operating income (expense)
Gain on settlement of debts	—	39,196
Loss on sale of inventory	(12,045)	—
Interest income	—	839
Interest expense	(127,202)	(56,809)
Total non-operating income (expense)	(139,247)	(16,774)
Loss before income tax	(1,040,932)	(959,809)

Income taxes	—	2,400

Loss before discontinued items	(1,040,932)	(962,209)

Discontinued operations
Income (loss) from operations to be disposed, net	(25,430)	11,587
Net loss	$(1,066,362)	$(950,622)

Basic & diluted weighted average number of common stock outstanding	142,692,487	126,751,100

Basic and diluted net loss per share	$(0.01)	$(0.01)

*Basic & diluted weighted average number of shares is the same since the effect of dilutive securities is anti-diluted

The accompanying notes form an integral part of these unaudited consolidated financial statements

PRACTICEXPERT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,066,363)	$(950,622)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	391,208	850,150
Gain on settlement of debts	—	(39,196)
Shares to be issued for interest	22,680	—
Amortization of discount	25,452	—
Loss on sale of inventory	12,045	—
Warrants issued	75,467	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	694,241	(1,358,688)
Decrease in other receivable	40,300	—
(Increase) decrease in inventory	95,714	(139,802)
Increase in prepaid expenses	—	(32,379)
Increase in other current assets	—	(171,479)
Increase in other assets-deposit	(7,520)	(12,503)
Increase in accounts payable and accrued expense	191,963	257,749
Decrease in other current liabilities	(9,833)	(129,131)
Increase in due to physicians	11,306	—
Increase (decrease) in deferred revenue	(708,019)	414,798
Total adjustments	835,003	(360,481)
Net cash used in operating activities	(231,360)	(1,311,103)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received at acquisition of subsidiaries	—	20,023.00
Cash paid in acquisition of subsidiaries	—	(362,187)
Sale of property & equipment	1,287	(52,074)
Net cash used in investing activities	1,287	(394,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans from related parties	—	(86,704)
Payments on notes payable	(105,468)	—
Proceed from loans from related parties	135,000	89,826
Proceed from notes payable	199,000	1,662,095
Cash received from shares to be issued	30,000	11,269
Net cash provided by financing activities	258,532	1,676,486

NET INCREASE IN CASH & CASH EQUIVALENTS	28,459	(28,855)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	193,715	381,403
CASH & CASH EQUIVALENTS, ENDING BALANCE	$222,174	$352,548

Cash paid during the year for:
Cash paid for interest	$—	$8,625
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Shares issued for acquisition of subsidiary	$—	$1,625,000
Warrants issued for debt discount	$12,000	$—

The accompanying notes form an integral part of these unaudited consolidated financial statements

PRACTICEXPERT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

PracticeXpert, Inc., a Nevada corporation (the “Company”), is a healthcare services and technology company, which is in the business of providing “turn-key” administrative services to our clients, as well as developing and deploying systems, technologies and services designed to improve operational efficiencies, reduce billing errors and enhance cash flow for medical practitioners. The Company was incorporated under the name Engineering Services, Inc., on July 13, 1984. Since then, the Company has undergone a series of corporate name changes by amending its articles of incorporation, and discontinued a number of its businesses.

On April 11, 2003, the Company entered into a stock purchase agreement with Practice Xpert Services Corp., a California corporation. Pursuant to this agreement, the Company purchased 92% of the outstanding shares of capital stock of Practice Xpert Services Corp. The shareholders of Practice Xpert Services Corp. received 7,670,596 shares of common stock of the Company and 1,845,000 shares of Series C Preferred Stock of the Company; constituting 72.75% of the Company’s voting securities. As a condition thereto, the Company’s existing officers resigned and the Company’s board of directors appointed the executive officers of Practice Xpert Services Corp. to serve as our executive management team. On September 30, 2003, the Company purchased the remaining eight percent (8%) of the issued and outstanding shares of capital stock of Practice Xpert Services Corp. by issuing 472,860 shares of common stock of the Company and 111,736 shares of Series C Preferred Stock of the Company to the shareholders of Practice Xpert Services Corp. As a result thereof, the Company owns all of issued and outstanding shares of capital stock of Practice Xpert Services Corp.

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

On July 21, 2003, the Company changed its name to PracticeXpert, Inc.

PracticeXpert owns all of the issued and outstanding shares of capital stock of PracticeXpert of California, Inc., a California corporation, and PracticeXpert of Idaho, Inc., an Idaho corporation.

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

On April 28, 2004, the Company completed its acquisition of Cancer Care Network, Inc., an Oklahoma corporation, which subsequently changed its name to PracticeXpert of Oklahoma, Inc.

On July 31, 2003, the Company entered into an agreement to acquire Healthcare Billing Solutions, Inc., a Montana corporation, which was subsequently rescinded by the parties effective September 1, 2004. The loss from Healthcare Billing Solutions, Inc. for eight-month period ended August 31, 2004 has been included in the loss from discontinued operations along with a loss on disposal in the consolidated financial statements for the year ended December 31, 2004.

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

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2005 were filed on April 28, 2006 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Following is a summary of segment information by geographic unit for the period ended March 31, 2006:

	CA	ID	TX	OK	WV	NJ	Unallocated	Total

Sales	150,104	242,334	—	1,043,420	47,834	1,398,088	—	2,881,781
Operating income (loss)	(43,835)	(127,220)	(25,430)	(66,043)	3,585	417,975	(1,225,396)	(1,066,364)
Total assets	78,697	203,954	34,031	842,891	33,710	943,940	3,078,001	5,215,224
Capital Expenditure	—	—	—	—	—	—	—	—
Depreciation and amortization	—	15,909	—	25,543	—	27,628	322,167	391,248

Following is a summary of segment information by geographic unit for the period ended March 31, 2005:

	CA	ID	TX	OK	WV	NJ	Unallocated	Total

Sales	260,852	822,680	290,383	2,442,916	104,346	1,102,924	—	5,024,101
Operating income (loss)	(557,378)	284,168	14,841	470,357	(6,373)	(339,758)	(794,050)	(928,193)
Total assets	183,204	993,109	196,459	2,043,119	70,417	1,294,990	11,125,541	15,906,839
Capital Expenditure	—	—	—	21,113	1,500	29,461	—	52,074
Depreciation and amortization	773	11,889	183	23,213	—	33,528	780,564	850,150

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PracticeXpert, Inc., (legal acquirer, the "Parent"), and its 100% owned subsidiary, Practice Xpert Services Corporation and its subsidiaries, PracticeXpert of California, Inc., PracticeXpert of Idaho, Inc. PracticeXpert of West Virginia, Inc., PracticeXpert of Oklahoma, Inc., PracticeXpert of Texas, Inc., Physician Informatics, Inc. and its dormant subsidiaries, and Transcriptions Plus, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In March 2006 FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Balance Sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements

NOTE 2 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company has a net accounts receivable balance of $1,329,534 as of March 31, 2006. In determining the allowance to be maintained, management considers many factors including industry and historical loss experience. The Company believes that the majority of its accounts receivable are collectible. The Company reserved $469,656 as an allowance for doubtful accounts.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment comprised of following on March 31, 2006:

Furniture & fixtures	$758,619
Office equipment	145,321
Computer equipment	666,841
Leasehold improvement	15,789
Financing fees	80,114
Software	501,835
2,168,519
Less Accumulated Depreciation & Amortization	(1,779,371)
$389,148

NOTE 5 - INTANGIBLE ASSETS

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
The estimated aggregated amortization expenses for each of the five succeeding years are as follows:

Year	Amortization ($)
2007	733,695
2008	676,978
2009	403,060
2010	88,189
Yearly thereafter	38,476

NOTE 6 - OTHER ASSETS

Other assets amounting to $73,345 comprised of a $37,600 insurance premium deposit and security deposits of $36,345.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Accounts payable	$3,759,469
Accrued expenses	742,415
Accrued payroll and benefits	847,824
Accrued taxes	45,521
$5,395,229

NOTE 8 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following:

Shareholder, bearing interest at 8%, due Feb. 17, 2007, unsecured	119,144
Shareholder’s family, bearing interest at 15%, due Oct. 1, 2006	60,000
Shareholder’s family, bearing interest at 15%, due August 1, 2006	75,000
Current portion	$254,144

NOTE 9 -NOTES PAYABLE

Note payable--interest rate LIBOR + 0.625%	$4,000,000
Note payable--interest rate 12.0% due in 2007	100,000
Note payable--interest rate 7.0% due in 2008	100,000
Line of credit--expires May 31, 2008	104,135
Notes payable -- interest rate 15%, due June 22, 2006	25,000
Notes payable -- interest rate 15%, due Oct 1, 2006	24,000
Note payable - interest rate 16%, due June 30, 2006	50,000
Total	$4,403,135
Less: non-current portion	100,000
Less: unamortized discount	105,714
Current portion	$4,197,421

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

NOTE 10 -DEFERRED REVENUE

As of March 31, 2006, the Company has a balance of $368,751 of deferred revenue from a subsidiary acquired in the quarter ended March 31, 2005. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product or service has occurred, (iii) sales price is fixed or determinable and (iv) collectibility is reasonably assured. If vendor specific evidence of fair value exists for elements of contract, the Company recognizes the revenue for delivered elements and defers revenue for undelivered elements.

NOTE 11 -OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

Advances from stockholders	$219,439
Credit lines payable	64,845
Credit lines payable	63,789
Other current liabilities	6,453
$354,526

The advances from shareholders are due on demand, unsecured and interest free.

NOTE 12 - COMMITMENTS

The rent expense was $206,295 for the three month period ended March 31, 2006, respectively, which compared to $197,830 for the same period in 2005. The Company currently is in technical default on office leases in California and Idaho.

Future commitments under operating leases are as follows for the twelve months ending March 31:

2007	582,255
2008	526,112
2009	465,215
2010	245,974
2011	12,426
Thereafter	12,945
Total minimum lease payment	$1,844,928

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

NOTE 13 - INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating losses. Through March 31, 2006, the Company incurred net operating losses for tax purposes of $13,640,000, approximately. The net operating loss carry forwards may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at March 31, 2006 consist mainly of net operating loss carryforward. The gross deferred tax asset balance as of March 31, 2006 was approximately $4,701,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations for the three months ended:

	March 31,	March 31,
	2006	2005

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	—	—

NOTE 14 - RESTRICTED CASH

Cash includes $155,511 of cash held in a separate bank account on behalf of the physicians. This amount represents cash collected by the Company on behalf of the physicians and is reflected as trust account in the balance sheet.

NOTE 15 - STOCK BASED COMPENSATION PLANS

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Prior to January 1, 2006, the Company measured stock compensation expense using he intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (AB No. 25). Thus, expense was generally not recognized for the company’s employee stock option and purchase plans.

Impact of adoption of SFAS No. 123-R

During the three month periods ended March 31, 2006 and 2005, no expense was recognized since the Company did not have any stock options vested during those periods.

The Company did not issued any stock option in the three month periods ended March 31, 2006 and 2005. As of March 31, 2006, the number of stock options outstanding is 7,350,000.

NOTE 16 - COMMON STOCK

Shares to be issued

The Company records an expense when it issues equity instruments to acquire goods and services. Restricted Stock issued for services is valued at the average fair market value of an equivalent amount of free trading shares of the Company as quoted on OTCBB on the date of issuance.

During the first quarter of 2006 the Company recorded 336,000 shares of restricted common stock to be issued valued at $7,680 as part of financing agreements and 2,000,000 shares of restricted common stock valued at $30,000 as part a stock subscription that occurred during the quarter. In addition, the Company recorded 560,329 shares of restricted common stock valued at $15,000 as part of interest paid on the 8% credit line. No stock was actually issued during the first quarter of 2006.

Common Stock Purchase Warrants

During the year ending December 31, 2005, the Company issued warrants to purchase 6,900,000 shares of its common stock at an exercise price of $0.30 per share. The value of the warrants resulted in an $175,728 increase to Additional Paid in Capital and a corresponding offset to Unamortized Discount, which will be amortized to Interest Expense over the life of the loan. During the first quarter of 2006, $25,118 was amortized as interest expense and the Unamortized Discount as of March 31, 2006 is $94,047.

During the first quarter of 2006, the Company issued warrants to purchase 750,000 shares of its common stock in association with new financing and carry an exercise price of $0.02 per share and life of 10 years. These warrants were value at $12,000 using the Black-schole option pricing model, which assumed a risk free interest rate of 4.64%, an expected stock volatility of 71%, and an expected life of 10 years.

The value of the warrant was recorded as Unamortized Discount and was amortized over the life of the loan. During the first quarter of 2006, $333 was amortized as interest expense and the Unamortized Discount as of March 31, 2006 is $11,667.

During the year ended December 31, 2005, the Company issued warrants for consulting fees. During the first quarter of 2006, 678,205 warrants were vested. These warrants were value at $75,467 using the Black-schole option pricing model, which assumed a risk free interest rate of 4.64%, an expected stock volatility of 100%, and an expected life of 10 years. The value of these warrants was recorded as consulting expense.

 NOTE 17 - RESTATEMENT OF QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

The Company has revised its filings on Form 10-QSB for the three month periods ended March 31, 2005 in order to restate the carrying value of the promissory note (the “Note”) in the principal amount of $4,000,000 with PracticeOne, as debtor, and PI (Cayman) Limited, as lender, and record such Note at its fair value equal to the value of the common stock that would be issued upon its conversion. Accordingly, the carrying value of the Note will be reduced to the amount of $1,300,000, which is determined by multiplying the $0.13 closing market price of the Company’s common stock on January 3, 2005, the date the Note was issued in connection with the consummation of the PracticeOne acquisition, by the 10,000,000 shares of common stock convertible under the Note. Accordingly, goodwill related to the PracticeOne acquisition was reduced by the amount of $2,700,000.

The effect of the correction is as follows:
	AS
	PREVIOUSLY	AS
	REPORTED	RESTATED

BALANCE SHEET
	As of March 31, 2005
Intangibles:
Goodwill	$4,864,419	$2,164,419
Total assets	$18,606,839	$15,906,839

Liabilities:
Notes payable	$4,063,515	$3,915,725
Convertible note payable	$4,000,000	$1,300,000
Total current liabilities	$9,642,452	$9,494,662

Stockholder's equity (deficit):
Additional paid in capital	$17,280,370	$17,441,595
Accummulated deficit	$(12,419,390)	$(12,432,825)
Total stockholder's equity (deficit)	$4,810,351	$4,958,141

STATEMENT OF OPERATIONS
	As of March 31, 2005
Operating expenses
Medical billing and related services	$4,733,718	$4,813,118
Total operating expenses	$5,676,753	$5,663,268

Loss from operations	$(943,035)	$(929,550)
Loss before income tax	$(959,809)	$(946,324)
Loss before discontinued items	$(962,209)	$(948,724)
Net loss	$(950,622)	$(937,137)

CASH FLOWS
	As of March 31, 2005
Cash flows from operating activities:
Net loss	$(950,622)	$(937,137)

Adjustments to recondile net loss to net cash used:
Increase in accounts payable and accrued expense	$244,264	$257,749
Total adjustments	$(373,966)	$(360,481)

NOTE 18 - RELATED PARTY TRANSACTIONS

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

REVENUE RUN RATE	ANNUAL SALARY RATE
$ 3.8 million	$52,000
5.0 million	62,737
10.0 million	114,105
15.0 million	154,105
20.0 million	182,737
25.0 million	200,000

The Employment Agreements for Messrs. Manahan, Doctor and Hartz also provide for (i) bonus compensation in an amount equal to five percent (5%) of our net income before taxes, which is payable in cash or shares of Common Stock at the Board’s discretion, (ii) the issuance of options to purchase 500,000 shares of Common Stock at an exercise price of $0.12 per share, which vest immediately, and (iii) the issuance of options to purchase 1,500,000 shares of Common Stock at an exercise price of $0.30 per share, which vest ratably in equal increments over three years from the date of issuance.

The Employment Agreements for Messrs. Manahan, Doctor and Hartz provide that such agreements may be terminated by the executive, at the executive’s discretion, if there is more than a fifty percent (50%) change in our ownership or a substantive change in control or management. Upon such an occurrence, Messrs. Manahan, Doctor and Hartz will each be entitled to a lump sum payment of $1,000,000.

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

Total compensation of $158,813 was recorded in three month period ended March 31, 2006 based on the agreements.

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

During the quarter ended March 31, 2006, the Company obtained a note of $75,000 from Jonathan Doctor’s family member. The note is unsecured, past due, and bears and interest rate of 15% per annum.

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

NOTE 19 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $25,169,634 as of March 31, 2006 including the current period loss of $1,066,364. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 20 - SUBSEQUENT EVENTS (UNAUDITED)

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

During May 2006, a complaint was filed against the Company by a former employee for alleging breach of an agreement whereby the Company failed to pay a bonus due to such employee. The complaint alleges amount the amount due under the bonus agreement amounts to $219,179.  In addition the complaint seeks additional damages and fees totaling $13,000 plus other relief that the court deems just and equitable.  The Company is currently assessing the validity of the complaint and cannot determine the outcome at this time, however if successful, the complaint could have a material adverse effect on the consolidated financial statements.

On May 23, 2006, PracticeXpert, Inc. (the "Company") received an additional $350,000 in short-term financing, or an aggregate of $600,000, from investors (“Original Purchasers”)pursuant to the issuance and sale of one-year 12% Senior Secured Convertible Debentures and warrants to purchase shares of Common Stock of the Company. The Company had previously entered into a Securities Purchase Agreement dated as of April 11, 2006 with certain investors pursuant to which the Company issued and sold an aggregate principal amount of $250,000 of 12% Senior Secured Convertible Debentures of the Company (the "Original Debentures") and (ii)warrants to purchase an aggregate of 10,000,000 shares of Common Stock. In connection with the financing, the Company and the Original Purchasers have amended and restated the original agreement and other agreements related thereto to cover the increase of (A) the aggregate principal amount of the Debentures from $250,000 to $600,000 and certain other provisions, (B) the aggregate number of shares to be issued upon exercise of the warrants from 10,000,000 to 90,000,000 and certain other provisions, and (C) the investors participating in the Financing.

The New Warrants have an exercise price of $.001 per share, expire on May 19, 2016 and replace the Original Warrants. The New Debentures have a term of one year and expire on May 19, 2006, unless earlier terminated by the parties. At the Company's option, quarterly interest payments may be paid in cash or shares of Common Stock, which have been registered under the Securities Act of 1933, as amended (the "Act"). The Company has pledged the capital stock of all of its subsidiaries and granted a security interest in the assets of the Company and all of its subsidiaries. The Company has compensated Midtown Partners & Co. LLC for its services in arranging the Financing by making a cash payment in the amount of $72,000 and by issuing warrants to purchase 4,500,000 shares of Common Stock at an exercise price of $.002 per share and warrants to purchase 13,500,000 shares of Common Stock at an exercise price of $.001 per share, which expire on May 19, 2016. Such warrants replace the warrants previously issued to Midtown Partners dated April 10, 2006.

Item 2. Management's Discussion and Analysis of Consolidated financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our consolidated financial statements included in our 2005 Form 10-KSB. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates. There are many critical accounting policies discussed in the notes to our consolidated financial statements including the following critical accounting policy that affects the judgments and estimates used in the preparation of our consolidated financial statements. Actual results will differ from those estimates.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that affect the Company in the recent quarter.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net revenue was $2,881,781 for the three months ended March 31, 2006 compared to net revenue of $5,024,101 for the three months ended March 31, 2005. Revenues in the 2006 period were lower primarily as a result of the termination of management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., due to our inability to manage the practices profitably under the terms of such agreements. In addition, there was a decline in billing services revenue due to the loss of specific contracts, including some unprofitable contracts and a decline in software revenues during the last 6 months of 2005 contributing to the decrease in revenue for the three months ended March 31, 2006.

Our operating expenses for the three months ended March 31, 2006 were $3,806,514 compared to $5,952,294 for the three months ended March 31, 2005. Included in operating expenses in 2005 are the expenses of operating two specific cancer treatment facilities. Operating expenses decreased as a result of the termination of management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., relating to one of the treatment centers and the termination of a management and billing agreement with the second cancer treatment center. Included in those treatment facility expenses are the costs of drugs administered to patients. Historically, these drugs have been purchased and immediately expensed, as typically these drugs are used within a short period of their purchase.

We had a net loss of $1,066,364, or a basic and fully diluted net loss per common share of $0.01, for the three months ended March 31, 2006 compared to a net loss of $950,622, or a basic and fully diluted net loss per common share of $0.01, for the three months ended March 31, 2005. The net loss for the current three month period includes expenses of $391,248 in depreciation and amortization.

At March 31, 2006, our trade accounts payable was $3,759,469, compared to $3,621,926 at March 31, 2005. The increase was primarily the result of not generating sufficient cash from operations to pay our suppliers on a timely basis. A substantial portion of our trade creditors' invoices are significantly past due. Our largest creditor, Oncology Therapeutics Network ("OTN"), was owed $1,415,364 as of March 31, 2006 in connection with the supply of drugs for the treatment centers that we no longer operate on behalf of our physician clients. We are attempting to arrange mutually acceptable payment terms with OTN for the amounts owed.

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

On May 23, 2006, PracticeXpert, Inc. (the "Company") received an additional $350,000 in short-term financing, or an aggregate of $600,000, from investors (“Original Purchasers”)pursuant to the issuance and sale of one-year 12% Senior Secured Convertible Debentures and warrants to purchase shares of Common Stock of the Company. The Company had previously entered into a Securities Purchase Agreement dated as of April 11, 2006 with certain investors pursuant to which the Company issued and sold an aggregate principal amount of $250,000 of 12% Senior Secured Convertible Debentures of the Company (the "Original Debentures") and (ii)warrants to purchase an aggregate of 10,000,000 shares of Common Stock. In connection with the financing, the Company and the Original Purchasers have amended and restated the original agreement and other agreements related thereto to cover the increase of (A) the aggregate principal amount of the Debentures from $250,000 to $600,000 and certain other provisions, (B) the aggregate number of shares to be issued upon exercise of the warrants from 10,000,000 to 90,000,000 and certain other provisions, and (C) the investors participating in the Financing.

The New Warrants have an exercise price of $.001 per share, expire on May 19, 2016 and replace the Original Warrants. The New Debentures have a term of one year and expire on May 19, 2006, unless earlier terminated by the parties. At the Company's option, quarterly interest payments may be paid in cash or shares of Common Stock, which have been registered under the Securities Act of 1933, as amended (the "Act"). The Company has pledged the capital stock of all of its subsidiaries and granted a security interest in the assets of the Company and all of its subsidiaries. The Company has compensated Midtown Partners & Co. LLC for its services in arranging the Financing by making a cash payment in the amount of $72,000 and by issuing warrants to purchase 4,500,000 shares of Common Stock at an exercise price of $.002 per share and warrants to purchase 13,500,000 shares of Common Stock at an exercise price of $.001 per share, which expire on May 19, 2016. Such warrants replace the warrants previously issued to Midtown Partners dated April 10, 2006.

Liquidity and Capital Resources

Our primary source of liquidity is cash from ongoing operations and borrowings from lenders. We have incurred significant losses to date, which we have financed primarily through the sale of equity securities and borrowings.

At March 31, 2006, our total assets were $5,215,223 compared to $6,414,040 at December 31, 2005. The decrease was primarily the result of amortization of our intangible assets in the amount of $220,119 during the period. Our current assets at March 31, 2006 totaled $1,598,751 and our current liabilities were $11,163,668, compared to current assets of $2,412,593 and current liabilities of $11,436,267 at December 31, 2005. The working capital deficit at March 31, 2006 was $9,564,917, compared to a working capital deficit at December 31, 2005 of $9,023,674. As of March 31, 2006, we had $190,107 in cash and cash equivalents.

Of the current liabilities at March 31, 2006, $15,306 relates to dividends payable on Preferred Stock, which may be paid in shares of common stock at the Company's option, $422,780 relates to advances from investors for common stock not yet issued, $368,751 relates to deferred revenue on software sales, $1,415,364 relates to drug payable and $4,000,000 is outstanding on the Citibank, N.A. demand loan.

During the three months ended March 31, 2006, we used $231,361 in capital to fund operations; we received $258,532 in financing activities, and sold equipment from operations totaling $1,287.

One of our subsidiaries has a demand loan in the approximate amount of $4.0 million with Citibank, N.A., bearing interest on a variable rate which was 4.315% at March 31, 2006. Citibank has the right to demand immediate repayment of this loan, which could substantially and materially adverse affect our business and operations and our ability to continue as a going concern. At March 31, 2006, we are currently overdue on interest payments in the amount of $42,000.

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

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to projected revenues, earnings, growth opportunities, capital expenditures, government regulations, working capital, executive officer retention, labor costs, strategic plans and industry trends. All statements made in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products and services in the health care and medical billing industries, customer retention, changes in healthcare regulations, customer acceptance of technological innovation and price increases, continued liquidity of our customers (including physician customers), drug supply relationships, adverse litigation, and economic and political conditions, could change the anticipated results. You are accordingly cautioned not to place undue reliance on any forward-looking statements.

While PracticeXpert's growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in PracticeXpert's periodic filings with the Securities and Exchange Commission, including its 2005 Form 10-KSB and this Form 10-QSB. The Company assumes no duty to update forward-looking statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in various lawsuits, claims and proceedings related to the conduct of our business. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management does not believe that the disposition of any pending matters is likely to have a material adverse effect on our consolidated financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on the results of operations for that period.

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

Name: Anthony Biele Title: Interim Chief Financial Officer (Principal Financial Officer and Authorized Officer)

PracticeXpert Inc.,

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification - Michael Manahan
Exhibit 31.2	302 Certification - Anthony Biele
Exhibit 32.1	906 Certification - Michael Manahan
Exhibit 32.2	906 Certification - Anthony Biele