Form 10QSB
period 2006-06-30
PRACTICEXPERT INC
filed 2006-08-21
CIK 1113679

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

(818) 591-0081
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2006
Common Stock, $.001 par value per share	170,255,920 Shares

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRACTICEXPERT, INC.
BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$123,502
Accounts receivable, net of $793,566 allowance for doubtful debts	959,092
Unbilled receivables	22,203
Loan cost	66,000
Total current assets	1,170,797

PROPERTY AND EQUIPMENT, net	326,880

OTHER ASSETS:
Deposits	64,205

INTANGIBLES:
Client list, net	1,754,032
Software, net	600,000
Total intangibles	2,354,032

$3,915,914

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$5,415,866
Notes payable - related parties	162,639
Notes payable	4,268,713
Advances	422,781
Deferred revenue	575,464
Other current liabilities, including related party debt of $240,864	380,209
Trust account	81,657
Dividends payable	15,306
Total current liabilities	11,322,635

Notes payable - long term	100,000
Notes payable - related party - long term	95,253

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock - unclassified, authorized shares 36,000,000, no par value
none issued	-
Preferred stock convertible - Series C, 6%, $.001 par value
2,000,000 shares authorized; 41,170 issued and outstanding	41
Common stock, $.001 par value, 250,000,000 shares authorized;
142,692,487 issued and outstanding	142,692
Offering costs	(277,834)
Treasury stock, 49,000 shares of common stock	(285,000)
Additional paid in capital	19,380,933
Shares to be issued	713,540
Accumulated deficit	(27,276,346)
Total stockholders' deficit	(7,601,974)

$3,915,914

The accompanying notes form an integral part of these unaudited consolidated financial statements

PRACTICEXPERT, INC.
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Six month periods ended		Three month periods ended
	2006	2005	2006	2005
		(Restated)		(Restated)

Net revenues	$4,643,659	$9,943,444	$1,761,878	$5,209,726

Operating expenses
Impairment of client lists	$589,953	$334,892	$589,953	$334,892
Depreciation & amortization	663,510	1,705,006	272,262	854,856
Bad debt expense	323,910	75,192	323,910	-
General operating expenses	5,796,908	10,280,756	2,404,690	5,529,345
Total operating expenses	7,374,281	12,395,846	3,590,815	6,719,093
Loss from operations	(2,730,621)	(2,452,402)	(1,828,936)	(1,509,367)

Non-operating income (expense)
Gain on settlement of debts	$-	$39,196	$-	$-
Loss on sale of assets	(12,045)	-	-	-
Interest income	-	1,770	-	932
Interest expense	(383,045)	(110,808)	(255,843)	(53,999)
Total non-operating expense	(395,090)	(69,842)	(255,843)	(53,067)

Loss before income tax	(3,125,711)	(2,522,245)	(2,084,779)	(1,562,434)

Income taxes	-	(1,515)	-	(3,915)

Loss before discontinued & extraordinary items	(3,125,711)	(2,520,730)	(2,084,779)	(1,558,519)

Discontinued operations
Income (loss) from operations to be disposed, net	(47,365)	5,151	(21,935)	(6,436)

Loss before extraordinary items	(3,173,076)	(2,515,578)	(2,106,714)	(1,564,955)

Extraordinary items
Gain on conversion of note	-	600,000	-	600,000

Net loss	$(3,173,076)	$(1,915,578)	$(2,106,714)	$(964,955)

Basic & diluted weighted average number of
common stock outstanding	142,692,487	128,725,142	142,692,487	130,814,566

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

*Basic & diluted weighted average number of shares is the same since the effect of dilutive securities is anti-diluted

The accompanying notes form an integral part of these unaudited consolidated financial statements

PRACTICEXPERT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,173,076)	$(1,915,578)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	663,511	1,705,006
Allowance for bad debts	323,910	-
Loss (gain) on disposal of asset	-	-
Impairment of client lists	589,953	334,892
Gain on settlement of debts	-	(612,326)
Shares to be issued for interest	47,010	-
Shares issued for service	-	165,284
Amortization of debt discount	107,223	-
Amortization of offering costs	36,745	-
Amortization of loan costs	6,000	-
Loss on sale of inventory	12,045	-
Warrants issued	75,467	-
Options issued	6,375	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	765,512	(1,864,614)
Decrease in other receivable	40,400	-
(Increase) decrease in inventory	95,714	(150,144)
Increase in prepaid expenses	-	(82,577)
Increase in other current assets	-	102,770
Increase in loan cost	(72,000)	-
(Increase) decrease in other assets-deposit	1,620	(1,915)
Increase (decrease) in current liabilities:
Increase in accounts payable and accrued expense	212,561	425,549
Increase (decrease) in other current liabilities	15,850	(156,390)
Decrease in due to physicians	(62,548)	-
Increase (decrease) in deferred revenue	(501,306)	177,447
Total adjustments	2,364,042	42,982
Net cash used in operating activities	(809,034)	(1,872,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received at acquisition of subsidiaries	-	20,023
Cash paid in acquisition of subsidiaries	-	(362,187)
Proceed from disposal of fixed asset	-	796,000
Purchase of property & equipment	-	(71,579)
Sale of property & equipment	1,287	-
Net cash used in investing activities	1,287	382,257

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans from related parties	-	(99,813)
Payments of notes payable	(130,214)	(220,000)
Proceeds from loans - related parties	138,748	1,725,095
Proceeds from notes payable	699,000	-
Cash received for shares to be issued	30,000	11,269
Net cash provided by financing activities	737,534	1,416,551

NET INCREASE IN CASH & CASH EQUIVALENTS	(70,213)	(73,788)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	193,715	381,403

CASH & CASH EQUIVALENTS, ENDING BALANCE	$123,502	$307,615

Supplemental information:

Cash paid during the year for:
Cash paid for interest	$78,390	$8,625
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for conversion of note	$-	$-
Shares issued for acquisition of subsidiary	$-	$1,625,000
Warrants issued for debt discount	$497,733	$-
Warrants issued for offering costs	$314,529	$-

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

On December 31, 2005, PracticeXpert of Texas, Inc. completed the sale of its medical transcription business to Transcend Services, Inc. Transcend Services will pay as purchase price consideration up to $500,000 over three years, on an earn-out basis, and made an initial payment on closing in the amount of $40,000. The amount of future consideration, if any, to be received under such earn-out will be based solely on the cash profits received from customers of the medical transcription business in existence on the date of closing. No additional payment has been received.

Reclassification

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2005 were filed on April 28, 2006 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30,, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Following is a summary of segment information by geographic unit for the period ended June 30, 2006:

	CA	ID	TX	OK	WV	NJ	Unallocated	Total
Sales	405,935	451,522	-	1,639,226	-	2,146,976	-	4,643,659
Operating income (loss)	68,774	(193,753)	(27,100)	(217,654)	(20,265)	194,853	(2,535,476)	(2,730,621)
Total assets	74,335	151,682	16,089	423,429	2,997	767,094	2,480,288	3,915,914
Capital Expenditure	-	-	-	-	-	-	-	-
Depreciation and amortization	-	26,534	-	51,087	-	53,729	532,160	663,510

Following is a summary of segment information by geographic unit for the period ended June 30, 2005:

	CA	ID	TX	OK	WV	NJ	Unallocated	Total
Sales	515,339	2,007,427	-	4,956,057	-	2,464,621	-	9,943,444
Operating income (loss)	119,229	135,624	(5,211)	887,559	(10,802)	(376,320)	(3,202,481)	(2,452,402)
Total assets	243,171	835,064	421,654	2,368,638	27,892	1,348,389	8,818,444	14,063,252
Capital Expenditure	4,929	1,183	21,113	1,500	42,854	-	-	71,579
Depreciation and amortization	1,546	23,930	3,191	46,426	14,448	61,832	1,553,633	1,705,006

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the six and three month periods ended June 30, 2006 and 2005 were determined by dividing the loss for the periods by the weighted average number of both basic and diluted shares of common stock outstanding. All convertible preferred stock are regarded as common stock equivalents and are considered in the diluted net loss per share calculations.

Weighted average number of shares used to compute basic and diluted loss per share is the same for the six month and three month periods ended June 30, 2006 and 2005, since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company has a net accounts receivable balance of $959,092 as of June 30, 2006. In determining the allowance to be maintained, management considers many factors including industry and historical loss experience. The Company believes that the majority of its accounts receivable are collectible. The Company reserved $793,566 as an allowance for doubtful accounts.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of following on June 30, 2006:

Furniture & fixtures	$758,619
Office equipment	145,321
Computer equipment	666,841
Leasehold improvement	15,789
Software	501,835
2,088,405
Less accumulated depreciation & amortization	(1,761,525)
$326,880

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

Software:

The Company capitalizes the cost of software and software licenses acquired from third party providers or acquired through acquisition. The costs of acquired software are amortized over three years. The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software costs exceed the net realizable value, the Company writes off the amount by which the unamortized software costs exceed net realizable value. The amortization for the six and three month periods ended June 30, 2006 was $200,000 and $100,000, respectively, which compares to $219,534 and $105,356 for the same time period in 2005.

The Company may from time to time capitalize certain computer software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Currently the Company's internally generated products are all available for general release to its customers, and there all ongoing maintenance and development related to those products is expensed. For the six and three month periods ended June 30, 2006 and 2005, the Company did not capitalize any internal or external costs incurred to develop internal-use computer software.

Client lists:

The Company has client lists acquired through purchase of subsidiaries recorded at the carrying value of $1,754,032 and $6,351,148 as of June 30, 2006 and 2005, respectively. These client lists are amortized over one to nine years. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. The Company records impairment loss if the Company determines that the undiscounted cash flows estimated to be generated by the client lists are less than the carrying amount. The impairment expense for the six and three month periods ended June 30, 2006 was $589,953 for both periods in 2006, which compares to $334,892 for the same time periods in 2005. The amortization expense for the six and three month periods ended June 30, 2006 was $330,113 and $109,994, respectively, while the amortization expense for the same time periods in 2005 were $1,353,633 and $673,069, respectively.

The estimated aggregated amortization expenses for each of the five succeeding years are as follows:

Year	Amortization
2007	$733,695
2008	733,695
2009	286,642
2010	-
Yearly thereafter	-
$1,754,032

NOTE 6 - OTHER ASSETS

Other assets amounting to $64,205 comprised of a $37,600 insurance premium deposit and security deposits of $26,605.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2006:

Accounts payable	$3,744,822
Accrued expenses	748,895
Accrued payroll and benefits	876,401
Accrued taxes	45,749
$5,415,867

NOTE 8 - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following as of June 30, 2006:

Shareholder, bearing interest at 8%, due May 1, 2009, unsecured	122,892
Shareholder’s family, bearing interest at 15% & 18%, due Oct. 1, 2006	60,000
Shareholder’s family, bearing interest at 15% & 18%, due August 1, 2006	75,000
Total	258,562
Less non-current portion	95,923
Current portion	$162,639

During the six month periods ended June 30, 2006 and 2005, interest expense amounted to $13,320 and 3,670, respectively. During the three month periods ended June 30, 2006 and 2005, interest expense amounted to $8,219 and $1,835, respectively.

NOTE 9 -NOTES PAYABLE

Notes payable consist of the following as of June 30, 2006:

Note payable — interest rate LIBOR + 0.625%	$4,000,000
Note payable—interest rate 12.0% due in 2007	600,000
NotNote payable — interest rate 7.0% due in 2008	100,000
Line of credit — closed January 2006	38,039
Line of credit—expires May 31, 2008	60,100
NotNotes payable — interest rate 15%, due June 22, 2006	6,250
NotNotes payable — interest rate 15%, due Oct 1, 2006	24,000
Note payable — interest rate 16%, due June 30, 2006	50,000
Total	$4,878,389
Less: non-current portion	100,000
Less: unamortized discount	509,676
Current portion	$4,268,713

Closed Line of Credit:

During the year ended December 31, 2005, the Company consummated a $1,000,000 asset-based financing revolving credit facility for a term of three years with a lender. Amounts available under the Loan were limited to approximately eighty percent (80%) of qualified accounts receivable, and subject to further reserves, as determined from time to time by the lender, which will be less than the balance of accounts receivable as reflected on our Consolidated Balance Sheet. The collateral pledged for this line of credit was the accounts receivable and inventory of the Company. As of December 31, 2005, the Company did not meet the loan covenants as required by this loan. This revolving credit facility was canceled in January 2006.

Convertible Debentures:

During the quarter ended June 30, 2006, the Company received $600,000 in short-term financing from the sale of one-year 12% Senior Secured Convertible Debentures and warrants to purchase 90,000,000 shares of the Company’s common stock. The debentures have a term of one year and are due on May 19, 2007, unless earlier terminated by the parties. At the Company's option, quarterly interest payments may be paid in cash or shares of Common Stock. For collateral, the Company has pledged the stock of all of its subsidiaries and granted a security interest in the assets of the Company and all of its subsidiaries

These warrants have an exercise price of $.001 per share, and expire on May 19, 2016. The warrants have been valued using the Black-Scholes option pricing model which assumed a risk free interest rate of 4.64%, dividend yield of 0%, an expected stock volatility of 77%, and an expected life of 10 years. The Company has recorded the unamortized discount related to these warrants and beneficial conversion feature at $485,733. The unamortized discount will be amortized over the life of the debentures. As of June 30, 2006, $56,669 has been amortized to interest expense. (See Note 16)

Financing fee:

The Company paid total loan costs of $72,000 in connection with the debenture. During the three month period ended June 30, 2006, $6,000 was amortized. As of June 30, 2006, the balance of loan cost is $66,000. In addition, the Company granted warrants to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $.002 per share and warrants to purchase 13,500,000 shares of Common Stock at an exercise price of $.001 per share. These warrants expire on May 19, 2016. These warrants were valued at $314,579 using the Black-Schole option pricing model which assumed a risk free interest rate of 4.64%, dividend yield of 0%, an expected stock volatility of 77%, and an expected life of 10 years. The value of the warrants was recorded as offering costs in the equity section of the balance sheet. During the three month period ended June 30, 2006, $36,745 of the offering costs have been amortized to loan cost expense. As of June 30, 2006, the balance of offering cost is $277,834. (See Note 16)

NOTE 10 -DEFERRED REVENUE

As of June 30, 2006, the Company has $575,464 of deferred revenue. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product or service has occurred, (iii) sales price is fixed or determinable and (iv) collectibility is reasonably assured. If vendor specific evidence of fair value exists for elements of contract, the Company recognizes the revenue for delivered elements and defers revenue for undelivered elements.

NOTE 11 -OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of June 30, 2006:

Advances from stockholders	$240,864
Credit lines payable	65,792
Credit lines payable	63,789
Other current liabilities	9,764
$380,209

As of June 30, 2006, $80,529 of the advances from shareholders is due on demand, unsecured and interest free. The remaining $156,821 of the advances from stockholders at June 30, 2006, carries an interest rate of 10% per year.

NOTE 12 - COMMITMENTS

Rent commitments:

The rent expense was $361,828 and $155,533 for the six and three month periods ended June 30, 2006, respectively, which compared to $416,753 and $218,923 for the same period in 2005. The Company currently is in technical default on office leases in California and Idaho.

Future commitments under operating leases are as follows for the twelve months ending June 30:

2007	390,818
2008	351,588
2009	227,650
2010	50,550
Total minimum lease payment	$1,020,556

PracticeOne Acquisition:

As additional consideration for the purchase of PracticeOne in 2005, the Company agreed to issue Common Stock to the shareholders of PI (Cayman) Limited equal in dollar value to two times the projected annual cash flow from operations for each of the three consecutive calendar years starting with 2005. These shares will be issued annually and will be priced at the average closing price of the Company for the 365 days preceding issuance.

NOTE 13 - INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating losses. Through June 30, 2006, the Company incurred net operating losses for tax purposes of $15,738,000, approximately. The net operating loss carry forwards may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences which give rise to deferred tax assets and liabilities at June 30, 2006 consist mainly of net operating loss carryforward. The gross deferred tax asset balance as of June 30, 2006 was approximately $5,541,000. A 100% valuation allowance has been recorded for the deferred tax assets due to the uncertainty of its realization.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations for the three months ended:

	June 30, 2006	June 30, 2005

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	—	—

NOTE 14 - RESTRICTED CASH

Cash includes $81,657 of cash held in a separate bank account on behalf of the physicians. This amount represents cash collected by the Company on behalf of the physicians and is reflected as trust account in the balance sheet.

NOTE 15 - STOCK BASED COMPENSATION PLANS

During the six month period ended June 30, 2006, the Company issued stock options to its Chief Financial Officer to purchase 1,500,000 of the Company’s common stock at an exercise price of $.015. The option expires in 2016 and vests pro-rata over the next three years (¼ upon signing, and ¼ upon each successive anniversary date for the next three years).

The following summary presents the incentive options under the plan granted, exercised, expired and outstanding at June 30, 2006:

	Under Plan	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2005	7,350,000	$0.26	$-
Granted	1,500,000.015
Lapsed	-	-
Exercised	-	-
Balance, June 30, 2006	8,850,000	$0.22	$-

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at June 30, 2006:

		Options Outstanding Weighted		Options Exercisable
	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options	8,850,000	8.64	$0.26	4,962,500	$0.22

Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (AB No. 25). Thus, expense was generally not recognized for the company’s employee stock option and purchase plans.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six month period ended June 30, 2006 includes compensation expense for all stock-based compensation awards vested on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Impact of adoption of SFAS No. 123-R

Stock compensation expense measured in accordance with SFAS No. 123-R totaled $6,375 or $0.00 per basic and diluted share during the six month ended June 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $6,375 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25.

During the six month period ended June 30, 2005, there were no options granted or vested.

Methods of estimating fair value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of stock options is determined using the Black-Scholes model.

Significant assumptions used to estimate fair value

The assumptions used in estimating the fair value of stock options granted were as follows: a risk free interest rate of 4.64%, dividend yield of 0%, an expected stock volatility of 77%, and an expected life of 10 years.

Under SFAS No. 123-R, the company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the six month period ended June 30, 2006 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

During the second quarter of 2006 the Company recorded 475,500 shares of restricted common stock to be issued valued at $9,331 as part of financing agreements and 814,655 shares of restricted common stock valued at $15,000 as part of interest paid on the 8% credit line. No stock was actually issued during the second quarter of 2006.

Common Stock Purchase Warrants

During the year ending December 31, 2005, the Company issued warrants to purchase 6,900,000 shares of its common stock at an exercise price of $0.30 per share. The value of the warrants resulted in an $175,728 increase to Additional Paid in Capital and a corresponding offset to Unamortized Discount, which will be amortized to Interest Expense over the life of the loan. During the six month and three month period ended June 30, 2006, $38,554 and $13,435 was amortized, respectively. The Unamortized Discount as of June 30, 2006 is $80,612.

During the year ended December 31, 2005, the Company issued warrants for consulting fees. During the first quarter of 2006, 678,205 warrants were vested. These warrants were valued at $75,467 using the Black-Scholes option pricing model, which assumed a risk free interest rate of 4.64%, dividend yield of 0%, an expected stock volatility of 100%, and an expected life of 10 years. The value of these warrants was recorded as consulting expense. No warrants issued for service were vested during the second quarter of 2006.

During the first quarter of 2006, the Company issued warrants to purchase 750,000 shares of its common stock in association with new financing and carry an exercise price of $0.02 per share and life of 10 years. These warrants were valued at $12,000 using the Black-Schole option pricing model, which assumed a risk free interest rate of 4.64%, dividend yield of 0%, an expected stock volatility of 71%, and an expected life of 10 years. The value of the warrant was recorded as Unamortized Discount and was amortized over the life of the loan. As of June 30, 2006 this discount has been fully amortized to interest expense.

During the second quarter of 2006, the Company issued warrants to purchase 90,000,000 shares of its common stock in association with new financing at an exercise price of $0.001 per share and life of 10 years. The warrants were valued using the Black-Schole option pricing model, which assumed a risk free interest rate of 4.64%, dividend yield of 0%, an expected stock volatility of 77%, and an expected life of 10 years. The total value of the warrant and beneficial conversion feature of $483,733 was recorded as Unamortized Discount and was amortized over the life of the loan. During the second quarter of 2006, $56,669 was amortized as interest expense and the Unamortized Discount as of June 30, 2006 is $429,064.

During the second quarter of 2006, the Company also issued warrants to purchase 18,000,000 shares of its common stock in association with new financing and a life of 10 years. Out of the 18,000,000 warrants, 4,500,000 warrants are at an exercise price of $0.002 per share and 13,500,000 warrants are at an exercise price of $0.001 per share. These warrants were valued at $314,579 using the Black-Scholes option pricing model, which assumed a risk free interest rate of 4.64%, dividend yield of 0%, an expected stock volatility of 77%, and an expected life of 10 years. Since these warrants were issued as part of a financing fee arrangement, the value of these warrants were recorded as Offering Costs in the equity section and are to be amortized over the life of the related loans. During the second quarter of 2006, $36,745 was amortized as loan cost expense and the balance of the Offering Costs as of June 30, 2006 is $277,834.

 NOTE 17 - RESTATEMENT OF QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

The Company has revised its filings on Form 10-QSB for the six month and three month periods ended June 30, 2005 in order to restate the carrying value of the promissory note (the “Note”) in the principal amount of $4,000,000 with PracticeOne, as debtor, and PI (Cayman) Limited, as lender, and record such Note at its fair value equal to the value of the common stock that would be issued upon its conversion. Accordingly, the carrying value of the Note will be reduced to the amount of $1,300,000, which is determined by multiplying the $0.13 closing market price of the Company’s common stock on January 3, 2005, the date the Note was issued in connection with the consummation of the PracticeOne acquisition, by the 10,000,000 shares of common stock convertible under the Note. Accordingly, goodwill related to the PracticeOne acquisition was reduced by the amount of $2,700,000.

The Company has also revised its filings on Form 10-QSB for the quarter ended June 30, 2005 in order to restate the carrying value of its customer lists acquired from Cancer Care Network, Inc. (“CCN”) and PracticeOne, and record additional impairment losses for the three and six months ended June 30, 2005.

The effect of the correction is as follows:

	AS PREVIOUSLY REPORTED	AS RESTATED
BALANCE SHEET
	As of June 30, 2005
Intangibles:
Customer lists	$6,531,281	$6,351,148
Goodwill	$4,591,853	$1,730,630
Total assets	$17,104,609	$14,063,252

Liabilities:
Notes payable	$4,203,248	$4,068,893
Total current liabilities	$9,188,550	$9,054,195

Stockholder's equity:
Accummulated deficit	$(10,490,828)	$(13,397,831)
Total stockholder's equity	$7,775,131	$4,868,128
Total liabilities & stockholder's equity	$17,104,609	$14,063,252

STATEMENT OF OPERATIONS
	As of June 30, 2005
	Six months		Three months
Operating expenses
Impairment of client lists	$154,759	$334,892	$154,759	$334,892
Medical billing and related services	$10,329,078	$10,355,948	$5,515,960	$4,679,195
Total operating expenses	$12,188,843	$12,395,846	$6,525,575	$5,868,943

Loss from operations	$(2,245,399)	$(2,452,402)	$(1,315,849)	$(659,217)
Loss before income tax	$(2,315,241)	$(2,522,245)	$(1,368,916)	$(712,284)
Loss before extraordinary items	$(2,313,726)	$(2,520,730)	$(1,365,001)	$(708,369)
Gain on the conversion of note	$3,300,000	$600,000	$3,300,000	$600,000
Net income (loss)	$991,425	$(1,915,578)	$1,928,563	$(964,955)

CASH FLOWS
	As of June 30, 2005
Cash flows from operating activities:
Net loss	$(991,425)	$(1,915,578)

Adjustments to recondile net loss to net cash used:
Impairment of intangible assets	$154,759	$334,892
Gain on the settlement of debt	$(3,339,196)	$(612,326)
Total adjustments	$(2,864,021)	$42,982

NOTE 18 - RELATED PARTY TRANSACTIONS

During the first quarter of 2006, the Company had executive employment agreements with Jonathan Doctor, President and Zima Hartz, Executive Vice President that provided for a salary based on our revenues, as follows:

REVENUE RUN RATE	ANNUAL SALARY RATE
$ 3.8 million	$52,000
5.0 million	62,737
10.0 million	114,105
15.0 million	154,105
20.0 million	182,737
25.0 million	200,000

During the second quarter of 2006, the Company executed an amendment to executive employment agreements with Michael Manahan, Chief Executive Officer, Jonathan Doctor, President and Zima Hartz, Executive Vice President whereby their salaries are fixed at $85,000 during the term of the contract. The Company also has executed an amendment to an executive employment agreement with Anthony Biele, Chief Financial Officer whereby his salary is reduced to $110,000 until October 23, 2006 at which time it increases to $150,000

The Employment Agreements for Manahan, Doctor and Hartz also provide for (i) bonus compensation in an amount equal to five percent (5%) of net income before taxes, which is payable in cash or shares of Common Stock at the Board’s discretion, (ii) the issuance of options to purchase 500,000 shares of Common Stock at an exercise price of $0.12 per share, which vest immediately, and (iii) the issuance of options to purchase 1,500,000 shares of Common Stock at an exercise price of $0.30 per share, which vest ratably in equal increments over three years from the date of issuance.

The Employment Agreements for Manahan, Doctor and Hartz provide that such agreements may be terminated by the executive, at the executive’s discretion, if there is more than a fifty percent (50%) change in our ownership or a substantive change in control or management. Upon such an occurrence, Messrs. Manahan, Doctor and Hartz will each be entitled to a lump sum payment of $1,000,000.

The Employment Agreement, as amended, for Anthony Biele has a term of four years, which expires on December 31, 2009. The agreement also provides for (i) bonus compensation and (ii) the issuance of options to purchase 350,000 shares of Common Stock at an exercise price of $0.30 per share, which vest ratably in equal increments over four years from the date of issuance. In the event that Mr. Biele is terminated without cause as defined therein Mr. Biele is entitled to 50% of his unpaid salary for the remaining term.

The Company is authorized to purchase on behalf of Manahan, Doctor and Hartz up to $5,000 in shares of Common Stock in the open market each calendar month. The Company may also loan each such person up to $500,000 for him to purchase shares of Common Stock. The Company has not made any such purchases or loans.

Total compensation of $268,693 and $109,880 was recorded in six and three month periods ended June 30, 2006 based on the agreements.

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

During the quarter ended March 31, 2006, the Company obtained a note of $75,000 from Jonathan Doctor’s family member. The note is unsecured, and bears and interest rate of 15% per annum until April 1, 2006 and 18% per annum thereafter until the principal is repaid on the August 1, 2006 maturity date. The note holder will be entitled to up to 525,000 shares of common stock of the Company.

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

NOTE 19 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $27,276,346 as of June 30, 2006 including the current period loss of $3,173,076. The continuing losses have adversely affected the liquidity of the Company. The Company is in default in payment of note payable. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2006, towards (i) obtaining debt financing (ii) controlling of salaries and general and administrative expenses, and (iii) managing of accounts payable.

NOTE 20 - SUBSEQUENT EVENT

Subsequent to June 30, 2006, the Company issued an additional 27,563,433 shares of common stock, under the following circumstances:

13,229,441 shares were issued for exercise of warrants.
3,000,000 shares were issued for services (under the Company’s S-8 plan).
4,055,652 shares were issued from shares to be issued.
7,278,340 shares were issued per the PracticeOne earn out agreement.

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net revenue was $1,761,878 for the three months ended June 30, 2006 compared to net revenue of $5,209,726 for the three months ended June 30, 2005. Revenues in the 2006 period were lower primarily as a result of the termination of management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., due to our inability to manage the practices profitably under the terms of such agreements. In addition, there was a decline in billing services revenue due to the loss of specific contracts, including some unprofitable contracts and a decline in software revenues during the last 6 months of 2005 which contribute to the decrease in revenue for the three months ended June 30, 2006.

Our operating expenses for the three months ended June 30, 2006 were $3,590,815 compared to $6,719,093 for the three months ended June 30, 2005. Included in operating expenses in 2005 are the expenses of operating two specific cancer treatment facilities that were not present in 2006. Operating expenses decreased as a result of the termination of management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., relating to one of the treatment centers and the termination of a management and billing agreement with the second cancer treatment center. Also included in those treatment facility expenses are the costs of drugs administered to patients. Historically, these drugs have been purchased and immediately expensed, as typically these drugs are used within a short period of their purchase.

We had a net loss of $2,106,714, or a basic and fully diluted net loss per common share of $0.01, for the three months ended June 30, 2006 compared to a net loss of $964,955, or a basic and fully diluted net loss per common share of $0.00, for the three months ended June 30, 2005. The net loss for the current three month period includes expenses of $272,262 in depreciation and amortization, $589,953 in impairment of customer lists, and $323,910 of bad debt expense.

At June 30, 2006, our trade accounts payable was $3,744,822, compared to $2,409,745 at June 30, 2005. The increase was primarily the result of not generating sufficient cash from operations to pay our suppliers on a timely basis. A substantial portion of our trade creditors' invoices are significantly past due. Our largest creditor, Oncology Therapeutics Network ("OTN"), was owed $1,460,781 as of June 30, 2006 in connection with the supply of drugs for the treatment centers that we no longer operate on behalf of our physician clients. We are attempting to arrange mutually acceptable payment terms with OTN for the amounts owed.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net revenue was $4,643,659 for the three months ended June 30, 2006 compared to net revenue of $9,943,444 for the three months ended June 30, 2005. Revenues in the 2006 period were lower primarily as a result of the termination of management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., due to our inability to manage the practices profitably under the terms of such agreements. In addition, there was a decline in billing services revenue due to the loss of specific contracts, including some unprofitable contracts and a decline in software revenues during the last 6 months of 2005 which contribute to the decrease in revenue for the three months ended June 30, 2006.

Our operating expenses for the three months ended June 30, 2006 were $7,374,281 compared to $12,395,846 for the three months ended June 30, 2005. Included in operating expenses in 2005 are the expenses of operating two specific cancer treatment facilities that were not present in 2006. Operating expenses decreased as a result of the termination of management and billing services agreements with Algis Sidrys, M.D., and Paul Jacquin, M.D., relating to one of the treatment centers and the termination of a management and billing agreement with the second cancer treatment center. Also included in those treatment facility expenses are the costs of drugs administered to patients. Historically, these drugs have been purchased and immediately expensed, as typically these drugs are used within a short period of their purchase.

We had a net loss of $3,173,076, or a basic and fully diluted net loss per common share of $0.02, for the three months ended June 30, 2006 compared to a net loss of $1,915,578, or a basic and fully diluted net loss per common share of $0.01, for the three months ended June 30, 2005. The net loss for the current six month period includes expenses of $663,510 in depreciation and amortization, $589,953 in impairment of customer lists, and $323,910 in bad debt expense, as compared to $1,705,006 of depreciation and amortization, $334,892 of impairment on customer lists, and $75,192 in bad debt expense.

Liquidity and Capital Resources

Our primary source of liquidity is cash from ongoing operations and borrowings from lenders. We have incurred significant losses to date, which we have financed primarily through the sale of equity securities and borrowings.

At June 30, 2006, our total assets were $3,915,914 compared to $6,414,040 at December 31, 2005. The decrease was primarily the result of amortization of our intangible assets in the amount of $330,113, impairment of intangibles in the amount of $589,953, and $323,910 of bad debt expense during the period. Our current assets at June 30, 2006 totaled $1,170,797 and our current liabilities were $11,417,888, compared to current assets of $2,412,593 and current liabilities of $11,436,267 at December 31, 2005. The working capital deficit at June 30, 2006 was $10,247,091, compared to a working capital deficit at December 31, 2005 of $9,023,674. As of June 30, 2006, we had $123,502 in cash and cash equivalents.

Of the current liabilities at June 30, 2006, $15,306 relates to dividends payable on Preferred Stock, which may be paid in shares of common stock at the Company's option, $422,781 relates to advances from investors for common stock not yet issued, $575,464 relates to deferred revenue on software sales, $1,460,781 relates to a drug payable and $4,000,000 is outstanding on the Citibank, N.A. demand loan.

During the six months ended June 30, 2006, we used $809,034 in capital to fund operations; we received (net) $737,534 in financing activities, and sold equipment from operations totaling $1,287.

One of our subsidiaries has a demand loan in the approximate amount of $4 million with Citibank, N.A., bearing interest on a variable rate which was 4.315% at June 30, 2006. Citibank has the right to demand immediate repayment of this loan, which could substantially and materially adverse affect our business and operations and our ability to continue as a going concern. At June 30, 2006, we are currently overdue on interest payments in the amount of $32,000.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Exchange Act. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, our Chief Executive Officer and Chief Financial Officer concluded that:

(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

While management believes that our disclosure controls and procedures and our internal control over financial reporting are effective, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in various lawsuits, claims and proceedings related to the conduct of our business. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management does not believe that the disposition of any pending matters is likely to have a material adverse effect on our consolidated financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on the results of operations during that period.

During May 2006, a complaint was filed against the Company by a former employee alleging the breach of an agreement whereby the Company failed to pay a bonus to such employee. The complaint alleges that the amount due under the bonus agreement is $219,179.  In addition the complaint seeks additional damages and fees totaling $13,000 plus other relief that the court deems just and equitable.  The Company is currently assessing the validity of the complaint and cannot predict any outcome at this time. The full amount of the liability is recorded in accrued expenses at June 30, 2006.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Certificate of Amendment (1)
3.2	Amended and Restated Bylaws (2)
4.1	Stock Certificate (1)
4.2	Instruments defining the rights of security holders (1)
10.1	Agreement dated December 31, 2005 between the Company and Transcend Services, Inc. (3)
10.2	Agreement of Purchase and Sale of Stock dated December 20, 2004 among the Company, Practice Xpert Services Corp., Physician Informatics, Inc. and PI(Cayman) Limited (4)
10.3	Security Purchase Agreement dated April 11, 2006, among PracticeXpert, Inc. and purchasers signatory thereto (5)
10.4	Form of 12% Senior Secured Debenture dated April 11, 2006 issued by the Company (5)
10.5	Form of Warrant dated April 11, 2006 to purchase 12,000,000 shares of Common Stock (5)
10.6	Security Agreement dated April 11, 2006 among the Company and its subsidiaries (5)
10.7	Subsidiary Guarantee dated June 1, 2005 by the Company's subsidiaries in favor of the purchasers (5)
10.8	Employment Agreement dated December 12, 2005 between the Company and Anthony Biele (6)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB, filed on April 28, 2006.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB, filed on November 28, 2005.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 5, 2006.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 7, 2006.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 20, 2006.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACTICEXPERT, INC.

Date: August 18, 2006	/s/ Michael Manahan
Michael Manahan Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2006	/s/ Anthony Biele
Anthony Biele Chief Financial Officer (Principal Financial and Accounting Officer)